Form 10KSB
period 2005-12-31
Dynamic Biometric Systems, Inc.
filed 2006-03-30
CIK 1342578

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                      For the year ended December 31, 2005

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
1934
          For the transition period from _________________ to _________________

                        Commission file number: 001-32706
                                                ---------

                         DYNAMIC BIOMETRIC SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

     NEVADA     20-1579345
     (State or other jurisdiction of     (IRS Employer
     incorporation or organization)     Identification No.)

1711 W. GREENTREE DR., SUITE 116, TEMPE, AZ     85284
     (Address of principal executive offices)     (Zip Code)

                                 (480) 705-9110
                            Issuer's telephone number

       Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act:     COMMON STOCK,
                                 $.001 PAR VALUE
     (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     Check if there is no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

     Issuer's revenues for the year ended December 31, 2005 were $649.

     The aggregate market value at December 31, 2005 of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was approximately: $-0-.

     The number of shares outstanding of the Issuer's common equity as of December 31, 2005 was 11,347,773.

     Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                         DYNAMIC BIOMETRIC SYSTEMS, INC.
                         -------------------------------
                            INDEX TO THE FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                                                            PAGE

PART I                                                                         3

ITEM 1. DESCRIPTION OF BUSINESS                                                3
ITEM 2. DESCRIPTION OF PROPERTY                                               21
ITEM 3. LEGAL PROCEEDINGS                                                     21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   21

PART II                                                                       22

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS              23
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             25
ITEM 7. FINANCIAL STATEMENTS                                                  34
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     FINANCIAL DISCLOSURE                                                     60
ITEM 8A. CONTROLS AND PROCEDURES                                              60
ITEM 8B. OTHER INFORMATION                                                    60

PART III                                                                      61

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                        61
ITEM 10. EXECUTIVE COMPENSATION                                               63
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       64
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       65
ITEM 13. EXHIBITS                                                             68
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                               70

SIGNATURES                                                                    72

                                     PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the "Securities Act") and of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Wherever possible, we have identified these forward-looking statements by words such as "believes," "anticipates," "contemplates," "expects," "intends," "projects," "plans," "forecasts," "estimates" and similar expressions.

     Forward-looking statements involve risks and uncertainties and include, but are not limited to, statements of future events and our plans and expectations. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission ("SEC"), through press releases or otherwise. These statements reflect our current views about future events and financial performance or operations and are applicable only as of the date the statements are made. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in "Part I, Item 1.
Description of Business - Factors Affecting Future Performance" and "Part II,
Item 6. Management's Discussion and Analysis or Plan of Operations," as well as those discussed elsewhere in this Form 10-KSB and in the exhibits attached.

     Although we believe that the assumptions underlying the forward-looking statements in this Form 10-KSB are reasonable, any of the assumptions could prove inaccurate. There can be no assurance that the results contemplated in such forward-looking statements will be realized. As discussed under "Part I,
Item 1. Description of Business - Factors Affecting Future Performance," our business and operations are subject to substantial risks that increase the uncertainties inherent in the forward-looking statements included in this Form 10-KSB.

     The inclusion of such forward-looking information should not be regarded as a representation by us or any other person that the future events, plans or expectations contemplated herein will be achieved. We disclaim any obligation to subsequently revise forward-looking statements to reflect any change in our expectations or due to the occurrence of unanticipated events.


ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND ON COMPANY DEVELOPMENT

     We are in the business of developing, marketing and selling a unique, dynamic biometric identification system based on the act or process of signing a name or other handwriting (a "Dynamic Signature"). Our product, the DynaSig System, consists of our proprietary, dynamic biometric capture device (the "Bio-Pen") and the software that compares a Dynamic Signature captured by the Bio-Pen with a reference template. Our products offer solutions for security authentication and identification through personal computers, the Internet and on local area or wide area networks. Our newest product, just introduced, is a secure e-mail attachment application, called the "Person-to-Person Lockbox" ("Lockbox"). The Lockbox can be used with any e-mail system and assures the identity of both the sender and receiver. The Lockbox is easy to create and easy for a recipient to save in its "locked" state. The Lockbox can hold multiple documents created using different programs, e.g. a word processing document, a blueprint, and a video file. The DynaSig System may be also be utilized for electronic document execution and control, to prevent credit card fraud and identity theft in e-commerce and Internet financial transactions, and for government and corporate security, including Internet, device and information access.

We were originally incorporated in Arizona on September 3, 2004 as VT Gaming Services, Inc. We changed our name to Dynamic Biometric Systems, Inc. in April 2005. In October 2005, we changed our state of incorporation from Arizona to Nevada. We were originally a wholly owned subsidiary of Visitalk Capital Corporation ("VCC") and formed as part of the implementation of the Chapter 11 reorganization plan (the "Visitalk Plan") of visitalk.com, Inc. ("Visitalk.com"). The Visitalk Plan was effective on September 17, 2004 (the "Effective Date"). On September 22, 2004, Visitalk.com merged into VCC, which was authorized as the reorganized debtor under the Visitalk Plan.

Our original intended business, developed in 2000 and 2001, was to use Visitalk.com's technology to facilitate peer-to-peer computer gaming activities. To enter this business, the Visitalk Plan authorized us to acquire certain technology rights from VCC as of the Effective Date. To acquire these rights, we issued 1,278,951 shares of our common stock and common stock purchase warrants allowing holders to purchase additional shares of our common stock (the "Plan Warrants") to VCC. The Visitalk Plan further authorized VCC to distribute 228,793 of these shares of common stock to 240 creditors of Visitalk.com and all of the Plan Warrants to 645 claimants of Visitalk.com, in various ratios in accordance with the Visitalk Plan. After the distribution of common stock and Plan Warrants, but prior to the Exchange Transaction discussed below, VCC owned approximately 82.1% of our outstanding common stock.

On December 31, 2004, pursuant to an Exchange Agreement, we acquired all of the outstanding capital stock of DynaSig Corporation, an Arizona corporation ("DynaSig"), in a stock for stock exchange (the "Exchange Transaction"). Immediately after the Exchange Transaction, the former DynaSig stockholders held approximately 89.8% of our voting capital stock. For financial accounting purposes, this acquisition was a reverse acquisition by DynaSig, under the purchase method of accounting, and was treated as a recapitalization with DynaSig as the acquirer. Accordingly, our historical financial statements have been prepared to give retroactive effect to June 17, 2003 (date of inception), of the reverse acquisition completed on December 31, 2004, and represent the operations of DynaSig. With the acquisition of DynaSig, we abandoned our peer-to-peer computer gaming business, which reverted to VCC, and entered the biometric verification business.

OUR INDUSTRY OPPORTUNITIES

     DOCUMENT CONFIDENTIALITY

     There are hundreds of millions of e-mail users worldwide with more than one billion e-mail accounts. We believe that e-mail privacy will be a growing issue for users. E-mail privacy, without security precautions, can be compromised because (1) e-mail messages are generally not encrypted; (2) e-mail messages have to go through intermediate computers before reaching their destination, meaning it is relatively easy for others to intercept and read messages; and (3) many Internet Service Providers (ISP) store copies of e-mail messages on their mail servers before they are delivered. The backups of these messages can remain up to several months on their server, even if a recipient deletes them from their personal mailbox. Although there are confidentiality solutions, they have not been widely adopted because they just increase the need for passwords and the creation and exchange of "keys" that can be used to secure attachments to e-mails. Our Lockbox addresses this market and easily creates encrypted attachments with authenticated senders and receivers and makes it easy to store the electronic information received in the secured Lockbox. Future access just requires a Bio-Pen signature.

     ELECTRONIC DOCUMENT EXECUTION AND CONTROL

     In June 2000, Congress passed the Electronic Signatures in Global and National Commerce Act (the "E-Sign Act"). The E-Sign Act makes digitally signed electronic agreements as legally valid as hand-signed, printed documents. We believe the changes that could be adopted under the E-Sign Act have not been broadly implemented because there are few alternatives available to easily exploit this legal recognition of today's electronic transfer and paperless reality. Most paper documents are created as an electronic file and then printed so that parties can read and "sign the original" indicating final approval and/or agreement. Current electronic document technology is that these signed documents are then scanned back into the computer for electronic filing and control. Since the scanned images cannot be guaranteed as to their authenticity, the paper originals must be maintained. The original documents must be physically transported when transferred and assigned. There are expenses in this traditional system at every step; scanning, maintenance and transportation. We believe our Dynamic Signature solution can provide the basis for significant acceptance of electronic signatures or e-signing.

     CREDIT CARD FRAUD AND IDENTITY THEFT

According to a report published by the Federal Trade Commission ("FTC") in January 2006, in 2005 the FTC received 685,000 identity theft and consumer fraud complaints. A prior FTC report said that 2002's losses to business and financial institutions totaled $48 billion and consumer victims reported $5 billion in out-of-pocket expenses. The FTC also reported that in addition to costs, it may take consumers more than 100 hours and almost two years to repair their personal identity and credit records and remove the impact of such frauds. Because of the alarming trend in identity theft in the U.S. and the world, the financial industry and the government have mandated a complete conversion of the multiple millions of point of sale, or POS, terminals to secure POS locations by 2010. Electronic funds transfer related identity theft was the most frequently reported type during 2005. We believe our Dynamic Signature solution could prevent credit card fraud, identity theft and EFT-related theft.

     GOVERNMENT AND CORPORATE SECURITY

     Homeland Security Presidential Directive (HSPD 12) was signed by President Bush on August 27, 2004 and established the basic identification standard requirements for Federal Agencies and employees. In response, the Office of Management and Budget issued a memorandum to the heads of all departments and agencies outlining E-Authentication Guidance for Federal Agencies (OMB M-04-04). In order to comply, the Department of Commerce, NIST issued the Federal Information Processing Standards (FIPS PUB 201) for Personal Identity Verification (PIV) of Federal Employees and Contractors. All federal agencies were to have a complete implementation plan by June 27, 2005 and must start using IDs meeting the standard to access facilities and information systems

(including remote access using open networks). The Standard was split into two parts: PIV I described the minimum requirements that all agencies must comply with by October 27, 2005 and PIV II provides detailed specifications that agencies must comply with by October 27, 2006. We believe that our Dynamic Signature solution not only can provide the basis for significant acceptance of electronic signature or e-signing as indicated above, but we believe can also satisfy all four authentication-levels of OMB M-04-04.

OVERVIEW OF BIOMETRICS

Traditional security methods consist of passwords, personal identification numbers and network access codes (jointly "PINs") for security authentication and identification. To be effective PINs need to be changed on a periodic basis, even daily, and should be random alphanumeric strings. To utilize PINs a person has to remember lengthy and often awkward and random character strings. We believe PINs are a significant user burden and, as a practical matter, an unrealistic individual identification solution.

One alternative solution for security authentication and identification is biometrics. Biometrics is defined as the statistical study of biological data or the measurement of physical or behavioral characteristics. Biometrics can be used to analyze many human characteristics and are generally separated into two classifications, physical characteristics and behavioral characteristics. These human characteristics can be used to verify the identity of an individual for security authentication and identification purposes. Some of the physical biometric identification methods include:

     - Fingerprint verification. Comparison of a fingerprint with a corresponding reference fingerprint using image processing techniques, mostly based on minutiae matching, but also comparison of grayscale images such as finger ridges or pores.

     - Hand geometry. Comparison of geometric finger or hand characteristics, such as length, width, thickness of fingers based on the stability of geometrical relations after childhood and skin features (palm print) with corresponding reference measurements.

     - Retinal scanning. Comparison of the optically scanned pattern of blood vessels based on size, position and pattern.

     - Iris scanning. Comparison of iris patterns using spacing calculations.

     - Facial recognition. Comparison of characteristic facial traits with the corresponding reference features using image-processing techniques for still or moving images.

     Behavioral biometrics are more difficult to capture and analyze. Some of the key behavioral biometric identification methods include:

     - Voice verification. Comparison of text-dependent or text-independent digital speech samples based on person's characteristic voice features.

     - Keystroke patterning. Comparison of the dynamic characteristics of entering strings of data such as speed of strokes or delay between stokes.

     - Signature verification. Comparison of the dynamic characteristics of signatures - such as speed, pressure or acceleration - using signal processing and pattern recognition algorithms. To date, signatures have been compared using"capture pads" or static image comparison.

OUR DYNAMIC SIGNATURE TECHNOLOGY

     Our products are based on analyzing both the physical and behavioral characteristics, or bimodal biometrics, of a Dynamic Signature. Handwriting is the result of a highly complex series of dynamic, neuromuscular tasks from brain to arm to hand to fingertips. Generally, changes in pen pressure and three dimensional stroke dynamics, created during the "act of creating a signature," are the determinants that identify each person. We believe a naturally developed signature represents the most often reproduced and habitual act of writing. While there are always slight variations in one's Dynamic Signature, the consistency created by natural motion and practice over time creates powerful, inherent muscle memories that yield a unique and recognizable data pattern. Even though individuals never sign exactly the same way twice, their Dynamic Signature patterns are within determinable boundaries and are unique to each individual.

Our DynaSig System technology analyzes the act of creating a signature, not the signature itself. The behavior factors in the act of creating a signature are captured with our Bio-Pen and our DynaSig System technology analyzes this act in multiple dimensions, such as horizontal and vertical motions, pressure, speed and time movement of the signing act. Our DynaSig System technology tracks the "pen-in-air" motion, which allows for positive map stroke order even when not touching a surface. In addition, our DynaSig System technology is language and character set independent and is, for example, equally effective in English, Russian, Arabic or Chinese.

Our DynaSig System utilizes an individual's unique Dynamic Signature as the basis for security authentication and identification. We believe our DynaSig System is a natural security authentication and identification system that will be easy to implement individually or in an organization. Our DynaSig System requires almost no learning curve or "social" engineering, because everyone knows how to sign their name. The Bio-Pen can also act as a physical "token" that not only generates a unique password at each signature, verifying authority, presence and cooperation, but also has the additional and higher security option of verifying that the Dynamic Signature was made with the signer's assigned Bio-Pen.

Our DynaSig System does not have the disadvantages of other physical biometric methods, such as fingerprints, hand, retinal, iris or facial patterns, which include:

- Vulnerability. Physical biometrics are unique human qualities that can be copied given the proper tools. For example, a modestly industrious wrongdoer could lift a person's fingerprint from a drinking glass or window, much the same way a crime scene analyst would do, and potentially use the print image to gain access or be identified as the fingerprint's owner.

- Intrusiveness. Retinal comparison requires placing the eye precisely next to a capture device. There may also be health concerns and a general a lack of portability. We also believe there is a general fear of physical harm in attempts to compromise these physical-based systems.

- Significant hardware investment. To avoid deception, physical biometric systems must be enhanced to capture additional information. For example, fingerprint capture devices may require enhancements to verify that the fingerprints being evaluated have a "pulse." We believe such requirements would require significant development investments and a significant increase in hardware costs.

     Unlike physical biometric methods, the execution of a person's signature is unique and individual at any particular moment. We believe that the signature remains one of the most powerful and unique human identifiers that exist today. A person's signature has been culturally accepted for centuries as the key personal identifier. The major advantages of our DynaSig System include:

     - Not readily detectable. The exact data pattern of a Dynamic Signature is private and unable to be detected, even by the individual. The Bio-Pen encrypts the signature data each time such data is sent preventing meaningful data from being captured from the Bio-Pen except by the receiving software.

- Non-intrusive and easy to implement. The Bio-Pen looks and feels like a normal pen and can be signed on any surface. A user signs their signature sufficient times to establish a reference Dynamic Signature. Subsequent signatures are compared to the reference Dynamic Signature for security authentication and identification. Our DynaSig System technology has the ability to recognize multiple patterns of a single user or use a single Bio-Pen for multiple users.

- Minimal investment and is cost-effective to implement. The DynaSig System can be deployed at the individual personal computer level, the Internet level or on local area or wide area networks. The selling price of our product ranges from $150 for a single Bio-Pen to $50,000 for a complete DynaSig System enterprise solution (WAN or Internet server licenses), plus the Bio-Pens.

- Not susceptible to forgery. Competitive signature recognition biometrics technologies are based on either the comparison of the "image" of a signature or on a "capture pad." We believe signature capture pad systems modify a signer's muscle memory making such signatures less consistently replicatable. In addition, "images" are possible to replicate by skilled forgers. Other standards, like dynamic keystrokes are easily duplicated by a machine or dexterous imposter.

- "Paper trail" verification. Our DynaSig System allows the user to create "paper trail" documents in addition to the "virtual" documents executed by the user.

OUR PRODUCTS AND SERVICES

We intend to offer an array of products that enable or enhance Dynamic Signature based security authentication and identification. Our products will allow users to interact with a computer through the use of our Bio-Pen. We currently offer a "tethered" Bio-Pen and we have developed prototypes of a wireless Bio-Pen. We have developed a set of tools which allows us to rapidly create and customize products for specific target markets.

Using our tools, we have developed the Lockbox product which is currently available for sale and we have other DynaSig System applications available for testing . The Lockbox products works with any e-mail system. The originator can put a single file or multiple files and multiple file types into single Lockbox, add the "Lock" of the recipient and send as a secure, encrypted e-mail attachment. The recipient knows who originated the information and has to sign for access. The recipient has the "key" in the form of their signature to the Lock. Saving the Lockbox relocks it using the recipients signature. The Lockbox makes confidentiality of electronic documents once again meaningful. The sender knows what was sent and who received the information.

In addition to the Lockbox, we have completed and have available for sale the Bio-Pen, our related Dynamic Correlation software (Bio-Sign) and a suite of application development tools for biometric signature verification and cryptography (the Bio Software Development Kit or SDK). The Bio-SDK provides an effective and inexpensive integration tool allowing for rapid deployment of the DynaSig System. We expect to develop several other applications for the DynaSig System. In the future, we plan to adopt our technology to portable devices.
Our existing tools include:

     BIO-PEN SIGNATURE (BP SIGNATURE)

     Our BP Signature product can be used for information and physical access, such as computer or system login or building access. The BP Signature product has the following features:

     - Bio-Pen Digital Signature (BPDS). Use with the plastic stylus and sign on any hard surface - such as a tabletop.

     - BPDS and Physical Signature. Use with the ink refill and sign a paper document.

     - BPDS and Electronic ("digitized image") Signature. Use with the plastic stylus on an image capture pad.

     - BPDS, Physical and Electronic Signature. Use with the ink refill to sign a paper document on top of an image capture pad.

     BIO-PEN DOCUMENT (BP DOCUMENT)

     Our BP Document product can be used to verify the execution of a document by an individual. This allows the digital document to become the original since it can not be modified without invalidating the signature. The BP Document product has the following features:

     - Multiple signatures per person and per document. Different signature types can be associated with one person - e.g. initials only, name, full name can all be registered and utilized by each person signing.

     - Multiple fields per document. Every signature field in a document can be designated to a particular signature type or user ID.

BIO-PEN ENVELOPE (BP ENVELOPE)

     Our BP Envelope product can be used for the storage of related information. This information can then be maintained and transferred electronically allowing for transfer, filing and execution efficiency. This product would be used for mortgages or loans where the BP Envelope could include such items as the application, the appraisal, income verification information, a credit check and other related documents. The BP Envelope is the whole "file" on the matter but all in digital format. BP Envelope also has the following features:

     - Multiple Files. Any number of files from native applications can be combined into a single package. This would include such items as appraisals, blueprints, construction draw confirmations, lien releases or other verifications.

     - Bio-Pen Certificate (BPC). The BP Envelope creator's signature is verified and then bound to the entire contents of the BP Envelope.

     - Validation. Tampering with the contents of the BP Envelope or any signature in any way will invalidate the BPC.

     - Multiple Co-Signers. Authorized additional signers can add their own certificates to the BP Envelope file.

     - Seal. Additional security can be added by allowing only authorized viewers to unlock and access the contents.

     BIO-PEN NOTARY (BP NOTARY)

     Our BP Notary product can be used by third parties for confirmation of individual digital authentication information. The BP Notary has the following features:

     - Real-time verification. Real-time verification (either locally or on-line) as a person signs BP Documents.

     - Anytime verification. Anytime verification of signatures stored in BP Documents or in BP Envelopes.

MARKETING OVERVIEW

     We intend to market our products and services to businesses, governmental agencies and individuals desiring to protect against credit card fraud and identity theft, including e-commerce and Internet financial transactions, security in virtual transactions, including Internet, device and information access, and electronic document execution and control. The following is a general overview of our target markets and how we believe our DynaSig System provides a solution to those markets.

     DOCUMENT CONFIDENTIALITY MARKET

     In today's business arena, e-mail has become an indispensable daily communication tool to all organizations. There are now hundreds of millions of e-mail users. We believe there is no cost effective, easy to use and easy to adopt document confidentiality product. We believe the Bio-Pen and the Lockbox solves these problems. Documents may be both confidentially maintained and transmitted. Our target users are businesses and individuals that want to maintain confidential information. Confidentiality Agreements are common but once signed their implementation is difficult to control and track in our era of electronic documents when thousands of pages can move around the world in seconds. Our solution does not require the implementation of any enterprise level deployment. As few or as many Bio-Pens may be deployed as required by individuals in need of enhanced confidentiality, rather than establishing a corporate standard and an enterprise-wide implementation.

     ELECTRONIC DOCUMENT EXECUTION AND CONTROL MARKET

     We believe we have developed methodologies using our BP Document and BP Envelope tools to create a true "digitally signed original" where the electronic file becomes the original and the signed paper becomes the copy. Our targets, within the "Electronic Document Execution and Control" market as a whole, are industries that have significant transaction volume and where "assets" are represented by documents. Examples of businesses where paper assets are transferred for capital or collections include those related to mortgages, insurance, auto loans and leases and student loans. We expect to market to these groups through trade shows and trade magazines emphasizing the speed and efficiency of using the DynaSig System. No more documents physically transported when transferred and assigned and readily available permanent electronic records.


     CREDIT CARD FRAUD AND IDENTITY THEFT MARKET

     We believe our Dynamic Signature solution could prevent credit card fraud and identity theft. Most credit card fraud occurs when the physical card is stolen or an imposter tries to have a new card issued to them and mailed to an imposter's address rather than the address of the person named on the card. By utilizing our BP Signature product we believe credit card fraud and identity theft can be prevented before it happens. This would require either vendors or card issuers have access to a master registered Dynamic Signature data base. Currently, fraudulent activities are discovered after the fact and after the damage has been done. When a registered signer requests a card or signs for a charge purchase their identification could be immediately verified against this database. We anticipate that an early application for this product would be Internet credit card purchase transactions where the only current verification is that the buyer has the card in their possession. We believe these Internet sites can be adapted with limited effort. A customer logs onto the vendor's website using the Bio-Pen connected to their home personal computer through a USB port. The purchaser buys, signs and their identity is verified. We believe that to penetrate this market we will have to offer an incentive to the vendor or the issuer in the form of insurance protecting such entity from losses.

     GOVERNMENT AND CORPORATE SECURITY MARKET

     We believe our Dynamic Signature solution can provide the basis for significant acceptance of electronic signature or e-signing and can satisfy all four authentication levels of OMB M-04-04. Agencies have to provide detailed specifications by late 2006. We have presented the DynaSig System products to government agencies at trade shows and believe that our solution is more applicable than the alternatives.

SALES ACTIVITIES

     Since our inception in June 2003, we have had very limited sales of our Bio-Pens. All sales of the Bio-Pen have been to individuals, potential independent representatives, and companies for their review and evaluation. We have had no sales into our target markets. Since our inception, we have had to significantly revise the Bio-Pen specifications. In September 2005, we introduced an improved version of the Bio-Pen that improves the data capture consistency. We believe our improved version of the Bio-Pen is a final production version.

     Our current sales plan is to sell all our products through direct marketing to individuals and major users, through manufacturer's representatives and through value added resellers. We are currently focusing our selling efforts and resources on our Lockbox product. We believe the best way to promote our DynaSig System initially, and solicit interest from both major users as well as manufacturer's representatives and value added resellers, is through displays and demonstrations at biometric conferences and trade shows, both domestically and internationally. We have expended significant marketing and sales efforts for trade show participation, demonstrations and exhibits, marketing materials, advertisements and promotional expenditures and expect to expand on these activities in the future.

     - The mortgage industry. The mortgage industry has been working toward transforming the industry's paper intensive processing steps to a fully paperless environment. The Mortgage Industry Standards Maintenance Organization ("MISMO"), a wholly owned subsidiary of the Mortgage Bankers Association, published the eMortgage Guide, Version 1.0, on September 8, 2005 (the "MISMO Standards"). The MISMO Standards are being established to allow mortgage documents to be generated, transferred, signed, sealed, registered, and stored electronically, eliminating the need for printing, imaging, shipping, couriers, data re-entry, manual data certification and other costly steps of the current mortgage process. We believe our DynaSig System resolves the key issue delaying the full implementation by primary lenders and the secondary mortgage market. The MISMO Standards specify an electronic signature must adequately provide the same clear intent and level of ceremony by the signer as a paper based signing. We believe our DynaSig System addresses this requirement better than our competitors and competitive technologies.

     - The life insurance industry. The life insurance industry has also been striving toward a fully paperless environment. We have developed applications that demonstrate our improved Bio-Pen and our BP Document and BP Envelope products for the insurance application and claims process, eliminating costly steps for printing, imaging, shipping, couriers, and data re-entry of life insurance applications and policies. We believe our DynaSig System and our BP Document and BP Envelope product allows for electronically generated, transferred, signed, sealed and registered, and stored documents. We believe our DynaSig System addresses this requirement better than our competitors and competitive technologies.

COMPETITION

     Competition in security authentication and identification is very intense. The market is segmented with major manufacturers generally dominating each segment. Although our DynaSig System is substantially different from existing security authentication and identification technologies, our new security authentication and identification system will be competing with established companies producing established products. We believe the barriers to entry into the security authentication and identification market are very high, primarily due to both the complexity of development and implementations.

     COMPETITION WITH OTHER BIOMETRIC AND IDENTIFICATION STANDARDS

     Fingerprints and PINs are our current general competition. Image capture of fingerprints is generally lower cost and also, we believe, generally perceived as an adequate standard by consumers. PINs, or doing what has always been done, is our other main competition. In other words, we believe there is significant resistance to change regardless of the deficiencies of the current systems. An alternative security solution is a physical password token that generates a random password that must be entered into the system under different circumstances. The token must be available. The largest company in this sector is RSA Security, Inc. This token does not prove that the owner is present or cooperative and is just a variation on the PIN model making a PIN harder to capture since there is another barrier to access. There are other biomertric solutiosn such as keystokes, palm and iris scans but none of these technologies has had signiifgnat market penetration when compared to fingerprints, PINs and tokens.

     COMPETITION WITH SIGNATURE PADS

     Our products face competition from various significant companies. Most of our direct competitors have focused only on one element of a total system, such as capture pads, handwriting recognition technology, signature capture/verification or pen-based operating environments and other pen-based applications. Some of these companies are Microsoft Corporation, Valyd, Inc., Silanis Technology, Inc. and Advanced Recognition Technology, Inc. Other competitors have developed or are developing software products that may compete directly with our products, such as signature recognition software platforms compatible with hardware in the form of writing pads or tablets supplied by various vendors. Some of these companies are SOFTPRO - Software Professional GmbH & Co. KG, which sells "Signplus," Communication Intelligence Corporation ("CIC"), which sells the "PenOp," PenPower Group, Valyd Inc., Entrust, Inc., Topaz Systems Inc. and Palm Inc.

     Many of the pad vendors also offer compatibility with signature recognition software, including Wacom Technology Corp. (subsidiary of Wacom Co., Ltd. of Japan), Interlink Electronics, Inc., Topaz Systems Inc., UC America (UC-Logic Technology Corp. of Taiwan), HESY of Germany and Ace Cad Enterprise Co. Ltd.

     COMPETITION WITH OTHER PEN-BASED TECHNOLOGIES

     Logitech International S.A. markets a writing capture pen that uses special "digital paper." PenOne, Inc. offers a pen with an embedded fingerprint sensor, which is really a token with a physical biometric component. We do not believe this product is being manufactured. In 1999 LCI/SMARTPEN, L.V., a company based in Belgium, announced a Dynamic Signature pen based capture device. Their product, the "SMARTpen," is allegedly similar to the Bio-Pen. However, we cannot determine if the SMARTpen was ever manufactured on more than a prototype basis. This company filed bankruptcy in 2000. However, there are still five pending patents filed in the U.S. (November 2002 to December 2002) under the name of the Belgium inventor, Stefaan De Schrijver, with no company assignment. It is possible that this product is still trying to penetrate the signature verification market. We do not believe the preliminary patents that are pending are restrictive to our potential development or our sales and marketing efforts.

INTELLECTUAL PROPERTY

     We rely on a combination of patent protection, copyrights, trademarks, trade secrets and contractual provisions to protect our software and hardware technologies. We have agreements with Richard C. Kim Ph.D., our Chief Executive Officer and largest stockholder, to own any new features, trade secrets and patents developed in the future related to Biometric Signatures. Dr. Kim has also executed a non-compete agreement for this market. We require all employees and contractors to execute confidentiality agreements. Prospective business partners also enter into non-disclosure agreements.

     We currently have two patents pending. A completed patent application for the Bio-Pen ("Method and Apparatus for Capturing and Authenticating Biometric Information from a Writing Instrument") has been filed in the U.S. and in the world in accordance with the Patent Cooperation Treaty (PTC) although specific countries must be selected and patents filed therein before early 2007 to assure this expanded protection. We own all rights to these patent applications and all related intellectual property rights. Our ownership has been recorded at the patent office. We plan to continue to apply for additional patent protection to cover improvements and inventions as they are made. We anticipate that all new patents will be filed internationally as well as domestically.

     In addition, we have developed processes and component designs that are our "trade secrets." We believe these secrets would make our DynaSig System difficult to produce by other manufacturers and still be competitive. Our current manufacturing methodology includes permanent sealing of the electronics inside the Bio-Pen, which we believe makes it very difficult to reverse engineer a Bio-Pen. We also believe that our design, where each signature pattern is randomly encrypted by the Bio-Pen, makes capturing the pattern to duplicate or reverse engineer the pattern virtually impossible. As research and development continues to advance the DynaSig System technology, new features, trade secrets and patents will be pursued to provide additional barriers to competition.

FACILITIES

     On January 17, 2005, we entered into a 25 month lease agreement for a 1,443 square foot office facility in Tempe, Arizona. We prepaid a total of $25,710 for rent through January 31, 2006. Thereafter, the monthly lease commitment is approximately $2,400 through the lease termination date of February 28, 2007. This facility will be suitable in the early stages of production. We believe additional space will be available in or near our existing facility and we do not expect any difficulty finding larger and more suitable space as needed.

EMPLOYEES

     We currently have two full-time employees, including Dr. Kim and one independent contractor.

GOVERNMENTAL REGULATIONS

     It is possible that certain laws and regulations may be adopted at the local, state, national or international level that could affect biometric and security focused businesses. Adoption of such laws could create uncertainty in the marketplace which could reduce demand for our products or increase our cost of doing business. Increased costs could include the costs of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on our business, financial condition, results of operations or prospects. If any such law or regulation is adopted it could limit our ability to operate and could force the business operations to cease, which would have a significantly negative effect on the stockholder's investment.

     We will be subject to securities laws and regulations applicable to all publicly owned companies and the laws and regulations applicable to general businesses. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated there under. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

FACTORS AFFECTING FUTURE PERFORMANCE

     OUR OPERATING HISTORY IS LIMITED AND THEREFORE THERE IS NO MEANINGFUL HISTORY TO EVALUATE OUR PROSPECTS FOR SUCCESSFUL OPERATIONS.

     We have a history of operating losses since our inception in June 2003 and we anticipate continued operating losses for the foreseeable future. For the years ended December 31, 2005 and 2004 and for the period from June 17, 2003 (date of inception) through December 31, 2005, we incurred net losses of $534,932, $349,678 and $1,064,376, respectively. As of December 31, 2005, we had an accumulated deficit of $1,151,301. If we are unable to generate a positive cash flow in fiscal year 2006, we will be required to locate additional sources of capital. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. Even if we become profitable, we may not be able to sustain profitable operations.

     PENETRATING OUR CHOSEN MARKETS WILL REQUIRE LARGE ORGANIZATIONS TO ADOPT OUR TECHNOLOGY.

     Making significant sales will require that large organizations such as credit card issuers, large catalog or mail order companies, secondary market mortgage packagers or regulatory bodies such as County Deed Recorders, adopt our technology. We may find it difficult to convince these organizations to adopt our technology. Slow adoption of our technology will certainly increase our losses.

OUR BUSINESS MODEL IS NEW AND OUR BUSINESS MAY CHANGE AND EVOLVE, WHICH MAY INCREASE OUR POTENTIAL FOR LOSSES.

     Our operations are subject to all of the risks inherent in establishing a new business enterprise, particularly one that is dependent, initially, on the ever-changing technology and security industries. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with establishing a new business, including uncertainty as to production capabilities, market acceptance, marketing methods, expenses and competition. We may not be successful in our proposed new business activities. Because we are just establishing our business, our business model may change in light of new competition, market acceptance, technologiocal problems and marketing considerations. Such changes could have the effect of requiring addional capital or negatively impacting our costs and profitability.

     OUR AUDITOR'S OPINION EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A "GOING CONCERN."

     Our independent auditor's report issued in connection with our audited consolidated financial statements for the years ended December 31, 2005 and 2004 and for the period from June 17, 2003 (date of inception) through December 31, 2005, expresses "substantial doubt about our ability to continue as a going concern," due to, among other things, our lack of significant operations. If we are unable to develop profitable operations, we may have to cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with sufficient cash to continue operations.

     WE HAVE SUBSTANTIAL OUTSTANDING INDEBTEDNESS, WHICH WE MAY BE UNABLE TO REPAY OR CONVERT TO EQUITY.

     As of December 31, 2005 we had approximately $521,000 of outstanding indebtedness, all of which is considered short-term debt. This was comprised of $348,000 of short-term promissory notes, approximately $81,000 due to a related party, approximately $60,000 of accounts payable and approximately $32,000 of other accrued liabilities and interest. The short-term promissory notes are secured by all of our assets. Unless we can renegotiate this debt, or raise additional capital, we will likely default on this debt. Any funds that we raise that are applied to repay our outstanding indebtedness will not be available to fund our business. We may be unable to raise the funds necessary to repay our debt and the holders of past due amounts may seek to enforce their rights against us.

     WE WILL REQUIRE ADDITIONAL CAPITAL FOR OUR OPERATIONS AND ANTICIPATED EXPANSION AND SUCH CAPITAL COULD HAVE A NEGATIVE IMPACT ON OUR SHAREHOLDERS.

     Our proposed plan of operations, even if successful, may not result in cash flow sufficient to finance the continued expansion of our new business. We will likely require substantial additional capital for our operations, manufacturing activities, software development, and marketing and advertising activities. There can be no assurance we will be successful in obtaining any additional equity capital or other financing or, if obtained, that such capital will be obtained at a reasonable cost. Even if capital is available, its cost may trigger the anti-dilution terms in our Series A Preferred stock and similar anti-dilution terms would increase the common stock holdings of VCC. If we cannot raise more funds, we could be required to reduce our capital expenditures, scale back our product development, reduce our work force and license to others products or technologies that we otherwise would seek to commercialize.

     IF OUR DYNASIG SYSTEM DOES NOT RECEIVE THE CONSUMER OR BUSINESS ACCEPTANCE THAT WE ANTICIPATE, OUR REVENUES AND OPERATING RESULTS WILL LIKEWISE NOT REACH THE LEVELS WE ANTICIPATE.

     Our DynaSig System has no brand name recognition, as do some of our competitors' products. Our DynaSig System is based on designs that we have only begun producing in limited volumes. At this time, we intend to manufacture a "tethered" or wired version of our Bio-Pen, combined with various software applications that comprise our DynaSig System. We are currently selling our initial applications, but we will need to develop several other applications for the DynaSig System. Because we do not intend to have a diversified product line, consumer and business acceptance of the DynaSig System will be critical to our success. Since our inception in June 2003, we have had to significantly revise the Bio-Pen specifications. In September 2005, we introduced an improved version of the Bio-Pen which improves the data capture consistency. While we believe our improved version of the Bio-Pen is a final production version, if we have to make other revisions to the Bio-Pen, such revisions would likely be expensive. In addition, this occurrence would likely harm our reputation for producing a reliable product making acceptance even more difficult.

     WE HAVE NO EXPERIENCE IN MASS PRODUCTION OF BIO-PENS AND OUR LACK OF EXPERIENCE COULD INCREASE OUR COSTS.

     Because the DynaSig System has only been produced on a limited basis, we do not know if we will be able to control production and quality control issues once manufacturing begins. Defects in our manufacturing process or pens produced would cause our costs to exceed those projected and could result in substantial warranty or even product liability claims and harm our industry reputation or our financial capability, which would diminish acceptance of our products in targeted markets. To maintain control of our technology, one of the final manufacturing steps is that a Bio-Pen is totally sealed. Therefore, it is impossible to repair a defective pen and they must be replaced. In the past we have had to discard a significant number of Bio-Pens in inventory and replace some of the Bio-Pens sold with new models.

     WE INTEND TO SUBCONTRACT ALMOST ALL OUR PRODUCT MANUFACTURING ACTIVITIES AND THEREFORE WE ARE AND WILL BE DEPENDENT ON OUR SUPPLIERS AND SUBCONTRACTORS TO SUPPLY ALMOST ALL OUR COMPONENTS AND ASSEMBLED SUBSYSTEMS.

     We do not intend to engage in the manufacturing business long-term, except to maintain proprietary control of the Bio-Pen's final assembly and electronic quality control. We currently purchase key components of our products from a variety of outside sources. In order to control costs and scheduling, we expect to continue to use subcontractors to supply almost all our components and assembled subsystems. This strategy is subject to many risks out of our control, including lack of supply of raw materials or component parts, increasing prices of materials, components and equipment warranty and product liability claims, work stoppages, strikes or other labor difficulties, and changes in governmental regulations. Such suppliers may not perform as expected increasing our costs or impacting our ability to deliver. Consequently, in the event that we have problems with suppliers we could potentially experience higher product costs and longer lead times in order fulfillment. Failure to satisfy market demand could result in failure to achieve our sales objectives. We do not have long-term agreements with any of our suppliers.

     BECAUSE OF OUR LIMITED EXPERIENCE, WE ARE UNSURE IF WE CAN MANUFACTURE AND SELL OUR DYNASIG SYSTEMS PROFITABLY.

     While we have projected manufacturing costs for different levels of production and sales and we believe that we can sell our DynaSig Systems profitably, our projections may prove inaccurate due to many factors. It is also possible that while Bio-Pen manufacturing may be profitable at certain levels, our sales may never reach such levels. If our costs of manufacturing or other costs associated with warranty or other claims exceed our projected costs, our projected margins may not be realized and we may never achieve profitable operations.

     WE WILL CONTINUE TO BE HIGHLY DEPENDENT ON THE CONTINUED SERVICES OF RICHARD C. KIM, PH.D., OUR CHIEF EXECUTIVE OFFICER AND LARGEST SHAREHOLDER.

     While we have no assurance that Dr. Kim will produce successful operations, the loss of his services could have an adverse effect on meeting our production and financial performance objectives. We have an employment agreement with Dr. Kim. We have purchased a $2 million key man life insurance policy on Dr. Kim. However, we have no assurance that we will not lose the services of Dr. Kim or other key personnel and may not be able to timely replace any personnel if we do lose their services.

     OUR FUTURE SUCCESS WILL DEPEND IN LARGE PART UPON OUR ABILITY TO ATTRACT AND RETAIN HIGHLY SKILLED ENGINEERING, OPERATIONAL, MANAGERIAL AND MARKETING PERSONNEL.

     As we expand our activities as anticipated in product and application development, and sales and manufacturing, we will need to attract and retain highly skilled engineering, operational, managerial and marketing personnel. We face significant competition for these types of skilled persons from other companies. Consequently, if we are unable to attract and retain skilled personnel, we will not be able to expand our business or our costs could exceed our estimates.

THE MARKET WE INTEND TO OPERATE IN IS HIGHLY COMPETITIVE AND DOMINATED BY MANUFACTURERS WITH FINANCIAL, OPERATING, PROMOTIONAL AND OTHER RESOURCES FAR IN EXCESS OF OURS.

Competition in security authentication and identification is very intense. The market is segmented with major manufacturers generally dominating each segment and these manufacturers likely have financial, operating, promotional and other resources far in excess of ours. Although our DynaSig System is substantially different from existing security authentication and identification technologies, our new security authentication and identification system will be competing with established companies producing established products. We may not be able to compete successfully with current products or new technology that is introduced by existing manufacturers or others that may enter this market in the future.

WE ARE RELYING HEAVILY ON OUR PATENT, TRADE SECRET, NONDISCLOSURE, CONFIDENTIALITY AND NON-COMPETITION RIGHTS TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

     We have applied for one patent that has not yet been issued. We have applied for this patent in both the United States and internationally. Assuming we have adequate capital, we intend to pursue this pending application for patent rights both the United States and in various foreign countries, and in the future file additional patent applications in both the U.S. and internationally. There is no assurance that any patents will be issued and if issued that such patents will not be challenged. Even if our patents and other intellectual property rights are valid and enforceable, the cost of defending any claims may be substantial. Any defense or prosecution of a claim of patent or other infringement will be extremely expensive and would utilize capital that is projected for use in other activities. As such, we may not be able to bear the costs of any defense or prosecution of claims related to our intellectual property rights.

     OUR CURRENT AND POTENTIAL COMPETITORS AND OTHER THIRD PARTIES MAY OBTAIN RIGHTS THAT INTERFERE WITH OUR PRODUCTS.

     Our current and potential competitors and other third parties may have or may obtain additional proprietary rights that will prevent, limit or interfere with our ability to manufacture and market our products either in the U.S. or internationally. In the event we are required to license patents issued to third parties, such licenses may not be available or, if available, may not be available on acceptable terms. In addition, we may not be successful in any attempt to redesign our products or processes to avoid infringement. Any such redesign may not be able to be accomplished in a cost-effective manner. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would harm our business.

     WE MAY EXPERIENCE PRODUCT LIABILITY CLAIMS.

     If users of a DynaSig System experience fraud or other damages, a product liability lawsuit may result. If any such claim were successful, our industry reputation and financial condition could be severely damaged. Liability insurance may not be available or too expensive to be economically justifiable to insure against the risk of product liability claims.

     BEING A PUBLIC COMPANY MAY STRAIN OUR RESOURCES, DIVERT OUR MANAGEMENT'S ATTENTION AND AFFECT OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED DIRECTORS.

     As a reporting public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and since we intend to file for trading on the OTC Bulletin Board (the "OTC:BB"), the rules and regulations of the NASD. The requirements of these rules and regulations will increase our accounting, legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may place significant strain on our personnel, systems and resources. The Exchange Act and the NASD will require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Such reports require that we have audits and reviews by qualified independent auditors and that such reports be filed on a timely basis. The Sarbanes-Oxley Act will require, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required. As a result, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and operating results. Failure to maintain our right to trade on the OTC:BB may reduce the liquidity and price of our shares.

     OUR SHARES MAY TRADE AT A PRICE WHICH WOULD CLASSIFY THEM AS A "PENNY
STOCK."

     "Penny Stocks" generally are defined as equity securities with a price of less than $5.00. Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the SEC. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or are sold to established customers or accredited investors.

     The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a special written determination that such penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. It is very likely that initially all of our securities will be subject to the penny stock rules.

     THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE AND FLUCTUATE SIGNIFICANTLY IF AND WHEN OUR SHARES TRADE IN THE OVER-THE-COUNTER MARKET AND AN INVESTOR'S SHARES COULD DECLINE IN VALUE.

     We expect our common stock to trade on the OTC:BB. An active trading market for our common stock may never develop, or be sustained if it emerges. Unless an active trading market is developed for our common stock, it will be difficult for shareholders to sell our common stock at any particular price or when they wish to make such sales. The market price of our common stock may fluctuate significantly, making it difficult for any investor to resell our common stock at an attractive price or on reasonable terms. Market prices for securities of early stage companies such as us have historically been highly volatile due to many factors not affecting more established companies. Moreover, any failure by us to meet estimates of financial analysts is likely to cause a decline in the market price of our common stock.

THE EXISTENCE OF THE PLAN WARRANTS MAY SUPPRESS THE TRADING PRICE OF OUR COMMON STOCK.

     The existence of the Plan Warrants may suppress the trading price of our common stock. Our discretion to allow the Plan Warrants to expire, to call the Plan Warrants or otherwise modify the Plan Warrants is restricted under our agreements with VCC.

     MANAGEMENT HAS DISCRETION IN SETTING THE EXERCISE PRICES OR THE APPLICATION OF PROCEEDS OF ANY PLAN WARRANTS EXERCISED.

     There may be Plan Warrants outstanding to purchase as many as 53,012,454 additional shares of our common stock. If exercised, these Plan Warrants will generate a significant amount of additional capital. No exercise of any Plan Warrants are currently specified or committed. Plan Warrant holders will not have the opportunity to evaluate economic, financial or other information which may be utilized by management in determining whether to lower the exercise price of any of the Plan Warrants or how and when to apply the proceeds from the exercise of Plan Warrants. Shareholders must rely upon the ability of management to identify and make decisions as to the application of any proceeds. The Warrant Agreement which governs the Plan Warrants restricts any one shareholder from acquiring ownership greater than 4.99% of our common stock without specific approval.

     OUR MAJORITY STOCKHOLDER HAS THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS.

     Dr. Kim owns 8,804,325 shares of our common stock, or approximately 62.3% of our voting capital stock on a fully diluted basis, and has certain other rights under a Shareholder Agreement. Accordingly, Dr. Kim can effectively control substantially all shareholder actions, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage acquisition bids and limit the amount certain investors may be willing to pay for shares of our common stock.

     WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK.

     We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

     On January 17, 2005, we entered into a 25 month lease agreement for a 1,443 square foot office facility in Tempe, Arizona. We prepaid a total of $25,710 for rent through January 31, 2006. Thereafter, the monthly lease commitment is approximately $2,400 through the lease termination date of February 28, 2007. This facility will be suitable in the early stages of production, but we will need additional space in the relatively near term. We believe additional space will be available in or near our existing facility and we do not expect any difficulty finding larger and more suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

     We are not involved in any legal proceedings, nor are we aware of any potential or threatened litigation, or any asserted claims that may result in litigation or other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of shareholders held on October 14, 2005, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders:

1. To approve a reverse stock split and exchange of four (4) outstanding shares of the Company's common stock for one share of the Company's newly issued common stock.

For: 49,573,224
Against: 202,532
Abstain: 184

2. To approve the merger of the Company with a newly created, wholly owned subsidiary of the Company solely for purposes of changing the state of organization of the Company from Arizona to Nevada.

For: 49,774,589
Against: 1,167
Abstain: 184

3. To approve the 2005 Equity Incentive Plan to permit the grant of up to 3,000,000 stock options (on a post reverse split basis) to employees, non-employee directors and other service providers of the Company.

For: 49,529,338
Against: 204,143
Abstain: 42,459

4. To ratify and approve the Exchange Agreement between the Company and DynaSig Corporation dated December 31, 2004, and any actions taken by, or to be taken by, the Company as required under the Exchange Agreement.

For: 49,774,589
Against: 1,167
Abstain: 184

5. To elect Richard C. Kim, Michael S. Williams and Lanny R. Lang to the Board of Directors.

                                            For      Against  Abstain
                                         ----------  -------  -------
Richard C. Kim                           49,772,385    1,167    2,388
Michael S. Williams (Series A Director)  49,659,223    1,167  115,550
Lanny R. Lang                            49,661,427    1,167  113,346

6. To ratify other actions taken by the Board of Directors since September 3, 2004.

For: 49,657,446
Against: 1,267
Abstain: 117,207

     Total voting shares at the meeting were 51,951,540 shares. Shares shown are prior to the four-for-one reverse stock split ratified by the shareholders (see Proposal 1).

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKETS

     Our common stock is not yet traded on any established market or exchange.
A market maker has applied with the NASD for qualifications to trade our stock in the over the counter market. This market maker has indicated its willingness to apply to list our stock on the OTC Bulletin Board. We cannot guarantee that our stock will be qualified for over the counter trading or meet the criteria for listing in the OTC Bulletin Board, or if successful in becoming listed, that a market for our common stock will develop.

     We have 11,347,773 shares of common stock currently issued and outstanding. In addition, as of February 28, 2006, 1,657,375 shares of common stock issuable upon conversion of 696,096 shares of Series A Preferred stock outstanding, 280,235 shares of common stock issuable upon conversion of accumulated and unpaid dividends on the Series A Preferred stock and 804,979 shares of common stock issuable to VCC upon conversion of LOC debt and interest (convertible at the option of VCC). Assuming all holders of the Series A Preferred stock elected to convert their shares and the accumulated and unpaid dividends, and if VCC converted their LOC debt and interest, into shares of common stock, we would have 14,090,362 shares of common stock outstanding.

     As of February 28, 2006, 227,838 shares of common stock are freely tradable without restriction or further registration under the Securities Act, except that any shares purchased by our affiliates, as that term is defined in Rule 144 of the Securities Act, may generally only be sold in compliance with the limitations of Rule 144 of the Securities Act described below.

     The remaining 13,862,524 shares of common stock outstanding (assuming all holders of the Series A Preferred stock elected to convert their shares and the accumulated and unpaid dividends, and if VCC converted their LOC debt and interest, into shares of common stock) are "restricted securities" as the term in defined under Rule 144 of the Securities Act. Of these shares, 11,159,151 shares are held by our affiliates and only eligible for sale under Rule 144; 1,907,644 shares are held by non-affiliates and subject to sale under Rule 144(k); 524,707 shares are held by non-affiliates and eligible for sale under Rule 144; and 271,022 shares are held by non-affiliates and eligible for sale under Rule 144 after April 2006.

     In general, under Rule 144, a stockholder who owns restricted shares that have been outstanding for at least one year is entitled to sell, within any three month period, a number of shares that does not exceed the greater of 1% of the common stock outstanding or the average weekly trading volume of the common stock in certain securities markets or exchanges. The shares must be sold in a brokers' transaction and filing requirements must be satisfied. If the shares are held by non-affiliate stockholders for more than two years, the restricted shares can generally be sold without regard to volume limitations or other requirements. Restricted shares held by our affiliates are subject to the volume limits and other requirements as long as they remain affiliates and for 90 days thereafter.

We also have outstanding six series of Plan Warrants. We have actually issued 6,785,014 Plan Warrants in each series to 240 claimants under the Visitalk Plan.

In addition, up to 2,050,395 Plan Warrants in each series may be issued to a maximum of 410 claimants under the Visitalk Plan only if such claimants execute a release of claims against Visitalk.com as specified in the Visitalk Plan.
Each Plan Warrant provides for the purchase of one share of common stock and is exercisable at prices ranging from $2 to $4. Any common stock issued upon exercise of a Plan Warrant is immediately tradable without restriction. The Plan Warrants are governed by a Warrant Agreement. The Warrant Agreement that governs the Plan Warrants restricts any one stockholder from acquiring ownership greater than 4.99% of our common stock.

STOCKHOLDERS

     As of February 28, 2006, we had approximately 240 common stockholders. In addition, we have 240 holders of our Plan Warrants. We may have up to an additional 410 holders of Plan Warrants (see "Plan Warrants" above). Computershare Trust Company, Inc. is our common stock transfer agent. Computershare is located at 350 Indiana Street, Suite 800, Golden, CO 80401 and their telephone number is (303) 986-5400. Currently, we act as our own transfer agent for our Series A Preferred stock and the Plan Warrants.

DIVIDENDS

     Under Nevada law, dividends may only be paid out of net profits. Our Series A Preferred stock provides for dividends at the rate of $0.15 per share per annum (15% of the liquidation preference amount), pro rated for the period the shares are actually outstanding. Our Series B Preferred stock also provides for dividends at the rate of $0.15 per share per annum. Dividends are cumulative and payable only when declared by our board of directors. Dividends automatically accrue upon conversion of the Series A Preferred stock and are to be paid in shares of common stock at the conversion value then in effect for the Series A Preferred stock. No dividends have been declared by our board of directors. If cash dividends were to be paid, the Series A Preferred stock would have preference in payment of dividends over the common stock and any other series of preferred stock later designated.

PENNY STOCK REGULATION

     Penny stocks generally are equity securities with a price of less than $5.00. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to other than established customers or accredited investors.

     The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our securities become subject to the penny stock rules, investors may find it more difficult to sell their securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB. See "Part I - Special Note on Forward-Looking Statements."

INTRODUCTION

     We were originally incorporated in Arizona on September 3, 2004 under the name VT Gaming Services, Inc. We changed our name to Dynamic Biometric Systems, Inc. in April 2005. In October 2005, we changed our state of incorporation from Arizona to Nevada. We were a wholly owned subsidiary of Visitalk Capital Corporation ("VCC") and formed as part of the implementation of the confirmed Chapter 11 reorganization plan (the "Visitalk Plan") of visitalk.com, Inc. ("Visitalk.com"). The Visitalk Plan was deemed effective by the Bankruptcy Court on September 17, 2004 (the "Effective Date"). On September 22, 2004, Visitalk.com was merged into VCC, which was authorized as the reorganized debtor under the Visitalk Plan.

     On December 31, 2004, pursuant to an Exchange Agreement, we acquired all of the outstanding capital stock of DynaSig Corporation, an Arizona corporation ("DynaSig"), in a stock for stock exchange (the "Exchange Transaction"). Immediately after the Exchange Transaction, the former DynaSig stockholders held approximately 88.1% of our voting capital stock. For financial accounting purposes, this acquisition was a reverse acquisition of the Company by DynaSig, under the purchase method of accounting, and was treated as a recapitalization with DynaSig as the acquirer. Accordingly, our historical financial statements have been prepared to give retroactive effect to June 17, 2003 (date of inception), of the reverse acquisition completed on December 31, 2004, and represent the operations of DynaSig. With the acquisition of DynaSig, we abandoned our peer-to-peer computer gaming business and entered the biometric verification business.

PLAN OF OPERATIONS

     We are in the business of developing, marketing and selling a unique, dynamic biometric identification system based on the act or process of signing a name or other handwriting (a "Dynamic Signature"). Our products take the form of proprietary hardware and software, which comprise our DynaSig System. The DynaSig System consists of our proprietary, dynamic biometric capture device (the "Bio-Pen") plus the software that compares a Dynamic Signature captured by the Bio-Pen with a reference template. Simply stated, our products offer solutions for security authentication and identification. The DynaSig System can be deployed at the individual personal computer level, the Internet level or on local area or wide area networks. Our products are targeted at markets such as (i) document confidentiality; (ii) electronic document execution and control;

(iii) credit card fraud and identity theft, including e-commerce and Internet financial transactions, and (iv) government and corporate security, including Internet, device and information access.

     There is no meaningful operating history to evaluate our prospects for successful operations. We have a limited operating history and have incurred operating losses and had negative cash flow since our inception in June 2003.
We anticipate future losses. Our operations will be subject to all of the risks inherent in establishing a new business enterprise, particularly one that is dependent, initially, on the ever-changing technology, biometrics and security industries. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with establishing a new business, including uncertainty as to production capabilities, market acceptance, marketing methods, expenses and competition. We may not be successful in our proposed new business activities.

     In addition, until we successfully sell a number of DynaSig Systems on a regular basis, our operations will not result in cash flow sufficient to finance the continued expansion of our new business. A substantial portion of our capital will be applied to the acquisition of materials, components and additional tooling, assembly and labor to manufacture our production version of the Bio-Pen and to expand our sales, marketing and promotional activities. We will require substantial additional capital for assembly or manufacturing activities, for purchase of additional components and for marketing and advertising activities.

     If the DynaSig System does not receive the consumer or business acceptance that we anticipate, our revenues and operating results will likewise not reach the levels we anticipate. The DynaSig System has no brand name recognition, as do most of our competitors' products. The DynaSig System is based on designs that we have only begun producing in limited volumes.

     We are relying on our patent, trade secret, nondisclosure, confidentiality and non-competition rights to protect our intellectual property rights. We have applied for one U.S. Patent, which has not yet been granted and intend to pursue a pending application for patent rights in various foreign countries. Assuming we have sufficient capital, in the future we plan to file additional patent applications in both the U.S. and internationally. There is no assurance that any patents will be issued and, if issued, that such patents will not be challenged.

     Our current sales plan is to sell all our products through direct marketing to individuals and major users, through manufacturer's representatives and through value added resellers. We are currently focusing our selling efforts
and resources on our Lockbox product.    We believe the best way to promote the
DynaSig System initially, and solicit interest from both major users as well as manufacturer's representatives and value added resellers, is through displays and demonstrations at biometric conferences and trade shows, both domestically and internationally. Accordingly, it will be necessary to incur expenditures for trade show participation, demonstrations and exhibits, marketing materials, advertisements and promotional expenditures and additional web site development. We currently have limited funding to support such activities on the level necessary to be successful.

     The following discussion and analysis provides information that we believe is relevant to assessing and understanding our results of operations and financial condition. The discussion and analysis should be read together with our audited consolidated financial statements and notes for the years ended

December 31, 2005 and 2004 and for the period from June 17, 2003 (date of inception) through December 31, 2005. See "Item 7. Financial Statements."

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

     We had revenues of $649 for the year ended December 31, 2005 compared to $9,030 in revenues for the year ended December 31, 2004. The revenues for the years ended December 31, 2005 and 2004 consisted of initial sales to prospective resellers and customers as well as potential independent representatives for their review and evaluation of the Bio-Pen. During the year ended December 31, 2005, we primarily concentrated on the continued development, refinement and improvement of the Bio-Pen. In September 2005, we introduced an improved version of the Bio-Pen which improves data capture consistency. We believe our improved version of the Bio-Pen is a final production version. Sales for the years ended December 31, 2005 and 2004 comprised of the following:

               2005             2004
          Amount     %     Amount     %
          -------  ------  -------  ------
Pens      $   649   100.0  $ 3,030    33.6
Software        -       -    6,000    66.4
          -------  ------  -------  ------
          $   649   100.0  $ 9,030   100.0

     Costs of revenues were $5,774 for the year ended December 31, 2005 compared to $10,138 for the year ended December 31, 2004. Costs of revenues include materials and labor associated with the installation, implementation, warranty and support of the Bio-Pen and components sold. Costs of revenues also include charges of $5,516 and 7,815 for the years ended December 31, 2005 and 2004, respectively, for discontinued or unsalable versions of the Bio-Pen. Over the past two years, we have decreased unit cost more than 50% by changing parts vendors and assembly methods. Once we begin producing Bio-Pens in larger quantities, we believe we will achieve economies of scale by ordering parts in greater quantities, and further decrease our per-unit costs.

     The components of operating expenses for the year ended December 31, 2005 are as follows:

                                      2005              2004
                                    ========           ======
                                Amount     %      Amount     %
                               --------  ------  --------  ------
Research and development       $181,257    36.3  $228,982    66.6
Selling and marketing            73,695    14.8    25,843     7.5
General and administrative       96,488    19.3    76,873    22.3
Legal and professional          128,955    25.8     1,248     0.4
Depreciation and amortization    18,694     3.8    11,036     3.2
                               --------  ------  --------  ------
                               $499,089   100.0  $343,982   100.0

     Research and development expenses made up a majority of our expenses for both the years ended December 31, 2005 and 2004. Components of research and development expenses were as follows:

                                  2005              2004
                                ========           ======
                            Amount     %      Amount     %
                           --------  ------  --------  ------
Optisense management fee   $      -       -  $ 81,432    35.6
Outside development costs    71,532    39.5    38,123    16.6
Payroll and related         103,304    57.0    75,219    32.8
Consulting                    3,817     2.1    33,000    14.4
Other                         2,604     1.4     1,208     0.6
                           --------  ------  --------  ------
                           $181,257   100.0  $228,982   100.0

     In June 2003, we entered into an agreement with Optisense Corporation ("Optisense"), which is solely owned by Richard C. Kim Ph.D., our Chief Executive Officer and largest stockholder, to develop the DynaSig System. This agreement required fixed payments of $15,000 per month plus the reimbursement of certain out-of-pocket related expenses. Due to the related party nature of this transaction, all Optisense expenses have been recorded on our books, including payroll for the two Optisense employees. Amounts paid to Optisense over actual expenses were charged to research and development expenses as a management fee. Beginning in January 2005, we started performing most development and production functions in-house, eliminating the management fees that were previously being paid to OptiSense.

     Outside development costs of $71,532 and $38,123 for the years ended December 31, 2005 and 2004, respectively, consist of purchases of components, parts and supplies from numerous outside development companies and individuals for the development of the DynaSig System since inception.

As part of the Exchange Transaction, we executed an employment agreement with Dr. Kim which requires his exclusive service in exchange for a minimum annual salary of $100,000. One-half of Dr. Kim's payroll and related costs is allocated to research and development expense, determined to be the proper allocation of his time between his G&A and R&D activities.

Consulting costs of $33,000 for the year ended December 31, 2004 were paid to David C. Kim, a production and manufacturing engineer. Mr. Kim is the brother of Dr. Kim. Mr. Kim was engaged by DynaSig to assist in the early design, process engineering, production and development of the Bio-Pen and DynaSig System. Additional consulting costs were paid to Mr. Kim, but were charged to general and administrative expenses (see below). Other than Mr. Kim being a greater than 5% stockholder, he is no longer involved in the Bio-Pen development. Consulting costs declined significantly for the year ended December 31, 2005 compared to the year ended December 31, 2004, since most development and production functions are now in-house.

     Selling and marketing expenses increased $47,852 to $73,695 for the year ended December 31, 2005. This total amount compared to $25,843 for the year ended December 31, 2004. Commencing January 1, 2005, we engaged Matthew E. Doty as our Vice President of Business Development, but he currently works as a consultant. Mr. Doty's consulting fee for the year ended December 31, 2005 was

$36,600. As production and sales increase, we expect to hire Mr. Doty full-time. The remainder of the increase was primarily due to more frequent attendance at industry conferences and trade shows during the year ended December 31, 2005. We expect to expand on our marketing expenditures as sufficient funding becomes available.

     General and administrative expenses increased $19,615 to $96,488 for the year ended December 31, 2005. This total amount compared to $76,873 for the year ended December 31, 2004. Material components of general and administrative expenses were as follows:

                              2005             2004
                             =======          ======
                        Amount     %     Amount     %
                        -------  ------  -------  ------
Consulting              $     -       -  $35,450    46.1
Payroll and related      52,838    54.8        -       -
Key-man life insurance    6,868     7.1        -       -
Rent                     24,427    25.3   37,841    49.2
Other                    12,355    12.8    3,582     4.7
                        -------  ------  -------  ------
                        $96,488   100.0  $76,873   100.0

     Consulting costs were incurred to several business consultants and advisory firms to assist DynaSig in formulating early stage capital plans. Of the total consulting fees for the year ended December 31, 2004, $32,500 was paid to a company owned by David C. Kim, brother of Dr. Kim. These costs related specifically to business and capital advisory services performed by Mr. Kim, and accordingly, are charged to general and administrative expenses. Additional consulting costs were paid to Mr. Kim, but were charged to research and development expenses (see above). None of the other business consultancy firms were ever eventually hired by DynaSig on a long-term basis and there were no consulting costs for the year ended December 31, 2005.

     Beginning in 2005, one-half of Dr. Kim's payroll and related costs is allocated to general and administrative expense, determined to be the proper allocation of his time between his G&A and R&D activities. Additionally, as we are highly dependent on the continued services of Dr. Kim, we purchased a $2 million key man life insurance policy on Dr. Kim which is payable to the Company.

     The rent expense of $37,841 for the year ended December 31, 2004 was for two separate facilities, a production office and lab for $16,498 and a corporate office for $21,343. Both of these facilities' leases expired on December 31, 2004. Rent expense for the year ended December 31, 2005 is for our 1,443 square foot office facility in Tempe, Arizona. We believe this facility will be suitable in the early stages of production, but we may need additional space in the future.

     Legal and professional fees were $128,955 for the year ended December 31, 2005 compared to $1,248 for the year ended December 31, 2004. A substantial portion of the fees for the year ended December 31, 2005 related to our agreement with VCC. Effective December 31, 2004, we engaged VCC to provide financial consulting, audit coordination, capital advisory, and investment banking services until our common stock is trading. VCC's compensation under this agreement was $100,000, paid by the issuance of 100,000 shares of Series A Preferred stock. At December 31, 2004, we recorded the issuance of these shares as unearned stock-based fees because the services required under this agreement had not been performed. For the year ended December 31, 2005, we recognized the entire $100,000 fee since all of the services required under the VCC agreement have been completed. Accounting and audit fees of $15,130 were paid to our independent registered public accounting firm during the year ended December 31, 2005. The remaining legal and professional fees were general corporate and patent-related issues.

     Depreciation and amortization expenses increased to $18,694 for the year ended December 31, 2005 compared to $11,036 for the year ended December 31, 2004. This increase is primarily due to amortization of license rights acquired in October 2004, amortization of patent costs which were capitalized in August 2004, and depreciation of newly acquired computer equipment and other fixed assets.

     Interest expense increased to $28,203 for the year ended December 31, 2005 from $4,694 for the year ended December 31, 2004. In December 2004, we entered into a line of credit agreement ("LOC") with VCC for up to $100,000. In June 2005, the LOC was amended to provide for increased borrowing of up to $350,000. Interest on the LOC Notes accrues at 15% per annum. We owed $292,500 to VCC for advances under the LOC as of December 31, 2005. These increased borrowings under the LOC are the principal component of interest expense.

     Loss on disposal of machinery and equipment totaled $2,515 for the year ended December 31, 2005. This loss resulted from the disposal of a production mold that was no longer usable after the development of the improved version of the Bio-Pen in September 2005.

     As a result of the above, our net loss for the year ended December 31, 2005 totaled $534,932 or $.06 per share. This compares to a net loss for the year ended December 31, 2004 of $349,678 or $.04 per share.

LIQUIDITY AND CAPITAL RESOURCES

     DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

     As of December 31, 2005, cash and cash equivalents were $330. Cash was expended in investing activities for the year ended December 31, 2005 for purchases of machinery and equipment ($10,443) and additional patent and intellectual property rights ($3,312). Cash provided by financing activities supported our operations for the year ended December 31, 2005. For the year ended December 31, 2005, we operated principally on $267,500 of cash borrowings under the LOC. In addition, we raised a total of $90,000 net of selling costs under the Series A Offering in March and April 2005. On May 31, 2005, this Offering expired in accordance with its terms.

     Debt structure as of December 31, 2005. As of December 31, 2005, we owed $292,500 to VCC for advances under the LOC. We also owed for the Milestone Note, which was due on December 20, 2005 in the aggregate amount of $55,000, including interest. The Company does not have sufficient funds to pay the Milestone Note. The Company has contacted Milestone and requested either an extension or conversion of the Milestone Note. As an inducement for Milestone to convert the Milestone Note into Series A Preferred, VCC has agreed to convert $100,000 of its LOC Notes into Series A Preferred, even though such conversion is at its option, and also extend the due date of the LOC Notes for one year.

Milestone has not yet responded to the Company's offer. We still owe Optisense $80,868 as of December 31, 2005. Other than these obligations, we owed $60,130 in trade accounts payable obligations and $32,419 of other accrued liabilities.

     New financing plan. We intend to raise funding under a private placement of a newly designated Series B 15% Cumulative Convertible Preferred stock. All shares of the Series B Preferred are being sold for $1.00 per share in an Offering document prepared for that purpose. New funds raised under the Series B Offering would be used for general working capital, marketing, and the acquisition of materials, components and additional tooling. The Series B Preferred is pari passu with the Series A Preferred except that each dollar of Series B Preferred and any accumulated dividends are convertible into two shares of common stock, or $.50 per share. Shares of Series B Preferred also automatically convert at the same time the Series A Preferred converts, if the bid price on an established market for our common stock is more than $2.10 for 60 consecutive trading days.

     All shares of Series B Preferred sold under the Series B Offering will be newly issued shares and are being sold solely to "accredited investors" as defined in Rule 506 of Regulation D as promulgated under the Securities Act of 1933. Under the Series B Offering, VCC will receive an unaccountable expense allowance of 15,000 shares of Series B Preferred, plus a cash payment of 1 % of the total gross proceeds from the Series B Offering. The Series B Offering also provides for the issuance of Selling Agent Warrants, to the extent that a qualified broker-dealer sells shares under the Series B Offering, at the same rate as under the Series A Offering. Such new Selling Agent Warrants will expire two years from the expiration of the Series B Offering.

There are risks inherent in our reliance on this financing plan. Should we be unable to raise sufficient capital, it is possible that we will be incapable of paying our liabilities. If vendors are not timely paid, they may be unwilling to continue doing business with us. Our secured creditors could foreclose on all our assets, effectively causing us to cease operations. If we are unable to raise sufficient funds with this plan, we will be forced to assume more debt, and it will presumably be very difficult to find a lender willing to extend us credit.

     Capital equipment. Our estimated capital equipment expenditures to meet our goal cannot be precisely estimated, however, we believe additional equipment and square footage will be needed to allow our production to exceed an estimated 1,000 Bio-Pens per month. In the near term, we expect to contract with third parties for certain parts production. We have no production information regarding the hours necessary to manufacture our product in any quantity and therefore there is no assurance as to the necessary capital equipment required. If we subcontract parts production, there is no assurance that we will be able to obtain credit from such vendors or be able to control the prices charged for such parts.

     Manufacturing costs. We have purchased and have on hand sufficient inventory to manufacture a few hundred Bio-Pens. The selling price of our product ranges from $150 for a single Bio-Pen to $50,000 for a complete DynaSig System for enterprise solution (WAN or Internet server licenses). We cannot determine to what extent we will be profitable, if at all, at these targeted selling prices.

     Sales and marketing. Our current sales plan is to sell all our products through direct marketing to individuals and major users, through manufacturer's representatives and through value added resellers. We are currently focusing
our selling efforts and resources on our Lockbox product.   We believe the best
way to promote the DynaSig System initially, and solicit interest from both major users as well as manufacturer's representatives and value added resellers, is through displays and demonstrations at biometric conferences and trade shows, both domestically and internationally. Accordingly, it will be necessary to incur expenditures for trade show participation, demonstrations and exhibits, marketing materials, advertisements and promotional expenditures and additional Web site development. We currently have limited funding to support such activities on the level necessary to be successful.

     Legal and professional. There will be costs estimated at approximately $125,000 through our year ended December 31, 2006 for continuing accounting, legal and business consulting expenses. These expenses include (a) the services of VCC, (b) legal fees and costs related to SEC reporting and compliance requirements as a fully reporting public company, (c) ongoing auditor's fees for audit and reviews and (d) legal fees for expanded patent, trademark and intellectual property protection.

     DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

     As of December 31, 2004, cash and cash equivalents were $14,867, a decrease from $184,082 as of December 31, 2003. Cash was expended in investing activities for the year ended December 31, 2004 for purchases of machinery and equipment ($25,829), and patent and intellectual property rights and licenses and technologies ($21,386). This compared to cash expended in investing activities for the period ended December 31, 2003 for machinery and equipment of $8,914. For the year ended December 31, 2004, patent application costs were capitalized, in accordance with our policy to capitalize the cost of any applications for patent and intellectual property rights and their prosecution to final award. These costs related to the patent application covering certain aspects of the current version of the DynaSig System filed on August 23, 2004. Additionally, in October 2004, we purchased license rights for a software development kit (SDK) from a non-affiliated company for $10,000.

     We supported our operations for the year ended December 31, 2004 and for the period ended December 31, 2003 from cash provided by financing activities. The cash provided by financing activities was $213,084 for the year ended December 31, 2004 compared to $326,360 for the period ended December 31, 2003. For the year ended December 31, 2004, we operated principally on $25,000 of cash borrowings under the LOC and $65,000 raised from the sale of Series A Preferred stock.

     Debt structure as of December 31, 2004. As of December 31, 2004, we owed $25,000 to VCC for advances under the LOC. We also owed for the Milestone Note (discussed previously) in the discounted principal amount of $45,823. In addition, we owed Optisense $85,444 as of December 31, 2004. Other than these obligations, we owed approximately $20,000 in trade accounts payable obligations and approximately $4,900 of other accrued liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Financial Reporting Release No. 60, released by the SEC in 2001, requires all companies to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. In addition, Financial Reporting Release No. 61, also released in 2001, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our summary of significant accounting policies are described in
Note 2 to the Consolidated Financial Statements. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL
COMMITMENTS

     We have no off-balance sheet arrangements, contractual obligations or commercial commitments.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm                       35

Consolidated Balance Sheet as of December 31, 2005                            36

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004, and for the period from June 17, 2003 (date of inception) through
  December 31, 2005                                                           37

Consolidated Statement of Stockholders' Equity (Deficit) for the years ended
  December 31, 2005 and 2004, and for the period from June 17, 2003 (date of
  inception) through December 31, 2005                                        38

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, and for the period from June 17, 2003 (date of inception) through
  December 31, 2005                                                           39

Notes to the Consolidated Financial Statements                                41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Dynamic Biometric Systems, Inc. (a development stage company):

We have audited the accompanying consolidated balance sheet of Dynamic Biometric Systems, Inc. and subsidiary, a development stage company, as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004, and for the period from June 17, 2003 (date of inception) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Biometric Systems, Inc. and subsidiary, a development stage company, as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period from June 17, 2003 (date of inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses in its development stage and has yet to generate revenue sufficient to support ongoing operations. During the year ended December 31, 2005, the Company sold $90,000 of Series A Preferred and borrowed $267,500 under a line of credit agreement that provided for continuing operations during 2005. Beyond 2005, the Company will require additional capital. The uncertainty of the Company's ability to raise future funding and the lack of cash flow from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in
Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



/s/ EPSTEIN, WEBER & CONOVER, PLC
  Scottsdale, Arizona
  March 9, 2006

                         DYNAMIC BIOMETRIC SYSTEMS, INC.
                         -------------------------------
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)

                                DECEMBER 31, 2005

                                             ASSETS
CURRENT ASSETS:
Cash                                                                                                           $       330
Inventories                                                                                                         31,884
Prepaid expenses and other current assets                                                                            6,699
Total current assets                                                                                                38,913

MACHINERY AND EQUIPMENT, net                                                                                        18,615
PATENT AND INTELLECTUAL PROPERTY RIGHTS, net                                                                        13,688
LICENSES AND TECHNOLOGY, net                                                                                         5,000
OTHER ASSETS, net                                                                                                      844
                                                                                                               $    77,060

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                                                               $    60,130
Due to related party                                                                                                80,868
Note payable to related party                                                                                      292,500
Note payable                                                                                                        55,000
Accrued salaries and payroll taxes                                                                                   8,454
Other accrued liabilities                                                                                           23,965
Total current liabilities                                                                                          520,917

COMMITMENTS AND CONTINGENCIES                                                                                            -

STOCKHOLDERS' DEFICIT:

Undesignated Preferred stock; 8,000,000 shares authorized, no shares issued and outstanding                              -

Series A Preferred; $1.00 liquidation preference, 2,000,000 shares authorized, 696,096 issued and outstanding      696,096

Common stock; $.001 par value, 190,000,000 shares authorized, 11,347,773 shares issued and outstanding              11,348
Deficit accumulated in the development stage                                                                    (1,151,301)
Total stockholders' deficit                                                                                       (443,857)
                                                                                                               ------------
                                                                                                               $    77,060

 The accompanying notes are an integral part of this consolidated balance sheet.

                         DYNAMIC BIOMETRIC SYSTEMS, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the years ended            For the period from June 17, 2003(date of
                                                                December 31,             inception)to December 31,
                                                            2005             2004        2005
                                                       --------------

REVENUES                                               $         649   $        9,030   $     9,679
COSTS OF REVENUES                                              5,774           10,138        15,912

GROSS MARGIN/(LOSS)                                           (5,125)          (1,108)       (6,233)
                                                       --------------   --------------  ------------

OPERATING EXPENSES:
Research and development                                     181,257          228,982       497,158
Selling and marketing                                         73,695           25,843       111,564
General and administrative                                    96,488           76,873       224,926
Legal and professional fees                                  128,955            1,248       158,731
Depreciation and amortization                                 18,694           11,036        30,564
Total operating expenses                                     499,089          343,982     1,022,943
                                                       --------------   --------------  ------------
LOSS FROM OPERATIONS                                        (504,214)        (345,090)   (1,029,176)

OTHER INCOME/(EXPENSE):
Loss on disposal of machinery and equipment                   (2,515)               -        (2,515)
Interest expense                                             (28,203)          (4,694)      (33,035)
Interest income                                                    -              106           350
Total other income/(expense)                                 (30,718)          (4,588)      (35,200)
                                                       --------------   --------------  ------------
NET LOSS                                               $    (534,932)        (349,678)  $(1,064,376)

LOSS PER COMMON SHARE:
Basic                                                  $       (0.06)           (0.04)  $     (0.12)
Diluted                                                $       (0.06)           (0.04)  $     (0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic                                                     11,347,773       10,068,822    10,571,858
Diluted                                                   11,347,773       10,068,822    10,571,858

    The accompanying notes are an integral part of these consolidated financial statements.

                         DYNAMIC BIOMETRIC SYSTEMS, INC.
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          (A DEVELOPMENT STAGE COMPANY)

               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
   FOR THE PERIOD FROM JUNE 17, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2005

                                                                                                                    Stock
                                                                       Series A      Unearned                      holders'
                                                  Common stock        Preferred     stock-based    Accumulated      equity
                                              Shares       Amount       Stock          fees         deficit       (deficit)

Balance, June 17, 2003 (inception)            10,068,822  $   10,069  $          -  $          -   $    (5,494)   $   4,575

Preferred stock sold                                   -           -       360,000             -             -      360,000
Net loss                                               -           -             -             -      (179,766)    (179,766)
                                              ----------  ----------  ------------  -------------  ------------   ----------
Balance, December 31, 2003                    10,068,822      10,069       360,000             -      (185,260)     184,809

Preferred stock sold                                   -           -        65,000             -             -       65,000
Recapitalization as a result of the reverse
      acquisition                              1,278,951       1,279             -             -          (335)         944
Preferred stock issued for consulting
      services                                         -           -       100,000      (100,000)            -            -
Preferred stock issued as dividend                     -           -        71,096             -       (71,096)           -
Net loss                                               -           -             -             -      (349,678)    (349,678)
                                              ------------  ----------  ------------  -------------  ------------  ----------
Balance, December 31, 2004                    11,347,773      11,348       596,096      (100,000)     (606,369)     (98,925)

Preferred stock sold                                   -           -       100,000             -       (10,000)      90,000
Unearned stock-based fees earned                       -           -             -       100,000             -      100,000
Net loss                                               -           -             -             -      (534,932)    (534,932)
                                              ------------  ----------  ------------  -------------  ------------ ----------
Balance, December 31, 2005                    11,347,773  $   11,348  $    696,096  $          -   $(1,151,301)   $(443,857)

    The accompanying notes are an integral part of these consolidated financial statements.

                         DYNAMIC BIOMETRIC SYSTEMS, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (a development stage company)

                                                                               For the period from
                                                                                  June 17, 2003
                                                        For the years ended     (date of inception)
                                                            December 31,         to December 31,
                                                      2005           2004            2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $    (534,932)   (349,678)  $(1,064,376)
Adjustments to reconcile net loss to net
         cash used in operating activities:
Depreciation and amortization                             18,694      11,082        30,610
Unearned stock-based fees earned                         100,000           -       100,000
Loss on disposition of machinery and
   equipment                                               2,515           -         2,515
Note issued for consulting fees                                -           -        45,823
Common stock issued for consulting
   services                                                    -           -           575
Recapitalization as a result of the
   reverse acquisition                                         -         944           944
Changes in assets and liabilities:
Decrease (increase) in accounts
   receivable                                                960        (960)            -
Increase in inventories                                  (13,678)    (18,206)      (31,884)

Decrease (increase) in prepaid expenses and
     other current assets                                 (4,099)      3,250        (6,699)
Increase in accounts payable                              40,071      14,481        60,131

Increase in accrued salaries and payroll taxes             8,454           -         8,454
Increase in other accrued liabilities                     28,309       4,695        33,142
                                                   --------------  ----------  ------------
Net cash used in operating activities                   (353,706)   (334,392)     (820,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs expended                                    -        (693)       (1,389)
Purchases of machinery and equipment                     (10,443)    (25,829)      (45,186)
Purchases of patent and intellectual property
   Rights                                                 (3,312)    (11,386)      (14,698)
Purchases of licenses and technology                           -     (10,000)      (10,000)
        Net cash used in investing activities            (13,755)    (47,908)      (71,273)
                                                   --------------  ----------  ------------

                                   (continued)

                         DYNAMIC BIOMETRIC SYSTEMS, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (a development stage company)

                                   (CONTINUED)

                                                                               For the period from
                                                                                  June 17, 2003
                                                        For the years ended     (date of inception)
                                                            December 31,         to December 31,
                                                      2005           2004            2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                   -            -         4,000
Preferred stock sold                                      90,000       65,000       515,000
Advances due from (to) related parties                    (4,576)     123,084        80,868
Borrowings on notes payable to related
   party                                                 267,500       25,000       292,500
               Net cash provided by financing
                  activities                             352,924      213,084       892,368
                                                   --------------   ----------    ----------

NET INCREASE (DECREASE) IN CASH                          (14,537)    (169,216)          330
CASH, beginning of period                                 14,867      184,082             -
                                                   --------------   ----------    ----------
CASH, end of period                                $         330       14,867      $    330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                      $           -            -      $      -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
Note issued for professional fees                  $           -            -      $ 45,823

Common stock issued for consulting
   services                                        $           -            -      $    575

Preferred stock issued as unearned stock-
   based fees                                      $           -      100,000      $100,000

Unearned stock-based fees earned                   $     100,000            -      $100,000

    The accompanying notes are an integral part of these consolidated financial statements.

                         DYNAMIC BIOMETRIC SYSTEMS, INC.
                         -------------------------------
                                 AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)
                                DECEMBER 31, 2005


(1)  ORGANIZATION AND OPERATIONS

     BACKGROUND AND HISTORY

Dynamic Biometric Systems, Inc. (the "Company") was originally incorporated in Arizona on September 3, 2004 under the name VT Gaming Services, Inc. The Company was a wholly owned subsidiary of Visitalk Capital Corporation ("VCC") and formed as part of the implementation of a confirmed Chapter 11 reorganization plan (the "Visitalk Plan") of visitalk.com, Inc. ("Visitalk.com"). The Visitalk Plan was deemed effective by the Bankruptcy Court on September 17, 2004 (the "Effective Date"). On September 22, 2004, Visitalk.com was merged into VCC, which was authorized as the reorganized debtor under the Visitalk Plan. In April 2005, the Company adopted its current name of Dynamic Biometric Systems, Inc. In October 2005, the Company changed its state of incorporation from Arizona to Nevada and also effected a 1-for-4 reverse stock split (see Note 10). All share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been restated to give retroactive effect to this reverse stock split.

The Company's original intended business was to use Visitalk.com's technology to facilitate peer-to-peer computer gaming activities. To enter this business, the Visitalk Plan authorized the Company to acquire certain technology rights from VCC as of the Effective Date. To acquire these rights, the Company issued VCC 1,278,951 shares of common stock, plus common stock purchase warrants allowing holders to purchase additional shares of the Company's common stock (the "Plan Warrants"). The number of Plan Warrants is subject to adjustment in accordance with the Visitalk Plan (see Note 12).

The Visitalk Plan further authorized VCC to then distribute 228,793 of these shares of common stock to 240 creditors of Visitalk.com and all the Plan Warrants to as many as 645 claimants of Visitalk.com, in various ratios in accordance with the Visitalk Plan. After the distribution of common stock and Plan Warrants, but prior to the Exchange Transaction discussed below, VCC owned approximately 82.1% of the Company's outstanding common stock. Other than the issuance of its common stock and Plan Warrants to VCC as described above, the Company has no liabilities of any kind related to any Visitalk.com claimant or stockholder (see Note 16).

     ACQUISITION OF DYNASIG CORPORATION AND CURRENT OPERATIONS

On December 31, 2004, pursuant to an Exchange Agreement, the Company acquired all of the outstanding capital stock of DynaSig Corporation, an Arizona corporation ("DynaSig"), in a tax-free, stock for stock exchange (the "Exchange Transaction"). As a result of the Exchange

Transaction with DynaSig, the former DynaSig stockholders held approximately 88.1% of the voting capital stock of the Company immediately after the Exchange Transaction. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by DynaSig, under the purchase method of accounting, and was treated as a recapitalization with DynaSig as the acquirer. Accordingly, the consolidated financial statements have been prepared to give retroactive effect to June 17, 2003 (date of inception), of the reverse acquisition completed on December 31, 2004, and represent the operations of DynaSig (see Note 3).

With the acquisition of DynaSig, the Company abandoned its potential peer-to-peer computer gaming business and entered the biometric verification business. The Company now develops and sells the DynaSig System and related products. The DynaSig System consists of a proprietary dynamic biometric capture device (the "Bio-Pen") plus the proprietary registration and authentication software necessary to verify the actual process of creating a signature using the Bio-Pen. The Bio-Pen measures the signature process by translating speed, tilt, pressure and other variables of the Bio-Pen as it is used into a highly secure, digital pattern. The Bio-Pen's proprietary software decrypts the pattern and evaluates it against a registration pattern to verify that the signer is authenticated and therefore authorized. The Company believes the DynaSig System will be used for access control and authentication activities of various types.

     GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses in its development stage and has not yet obtained capital needed to achieve management's plans and support its operations and there is no assurance that the Company will be able to raise such financing. Future losses are anticipated and the Company's operations, even if successful, may not result in cash flow sufficient to finance the continued expansion of its business. The Company is in the development stage and will require substantial additional financing to fully implement its plan of operations and emerge from the development stage. The Company's success is also dependent on several key employees. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of a major portion of the assets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

With the execution of the Exchange Transaction, management commenced plans to raise funding to address its liquidity problems. In December 2004, DynaSig entered into a secured line of credit agreement (the "LOC") with VCC. The purpose of the LOC is to provide working capital to allow DynaSig to continue operations while seeking additional capital. In June 2005, the LOC was amended to provide for increased borrowing of up to $350,000 (see Note 8). During the year ended December 31, 2005, the Company offered to sell up to 1,000,000 shares of Series A 15% Cumulative Convertible Preferred stock ("Series A Preferred") for $1.00 per share (the "Series A Offering"). A total of $90,000, net of offering costs, was raised under the Series A Offering. On May 31, 2005, the Series A Offering expired in accordance with its terms.

The Company intends to raise funding under a private placement of a newly designated Series B 15% Cumulative Convertible Preferred stock (the "Series B Preferred"). All shares of the Series B Preferred will be sold for $1.00 per share in an offering document prepared for that purpose (the "Series B Offering"). Although no assurances can be given, management believes that borrowings available under the LOC and the current funding plan related to the Series B Offering will allow the Company to obtain sufficient capital for operations and to continue as a going concern.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, DynaSig. All material inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared to give retroactive effect to June 17, 2003 (date of inception), of the reverse acquisition completed on December 31, 2004, and represent the operations of DynaSig. The Company is considered in the development stage as of December 31, 2005 and will continue in the development stage until generating revenues from the sales of its products or services.

     REVENUE RECOGNITION

The Company expects to derive revenues from the sale of various configurations of the DynaSig System. Such systems may include a license to sell software products under software license agreements. The Company recognizes revenues in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. If customer contracts contain multiple elements, and vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9.

In the case of software license agreements, sales are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection is probable, and delivery and customer acceptance of the software products have occurred. In the event the Company grants its customers the right to specified upgrades, license revenue is deferred until delivery of the specified upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then an amount equal to this fair value is deferred. If vendor-specific objective evidence of fair value for the upgrade does not exist, then the entire license fee is deferred until the delivery of the specified upgrade. In instances where vendor obligations remain, revenues are deferred until the obligation has been satisfied.

The Company also expects to derive revenues from the delivery of professional services, custom software development and software maintenance services. Maintenance and support revenues are recognized ratably over the term of the customer contract, since customer support contracts generally include the right to ongoing maintenance and support. Service revenues include implementation, training and consulting services. Implementation services are typically performed either under fixed-price contracts or time and materials and revenues are recognized upon customer acceptance. Training and consulting service revenues are recognized as the services are performed. Any provision for estimated losses on fixed-price professional service contracts would be recognized in the period in which the loss becomes known.

     COSTS OF REVENUES

Costs of revenues include materials and labor associated with the installation, implementation, warranty and support of the Bio-Pen and components sold. In addition, costs of revenues include charges for inventory related to discontinued or unsalable versions of the Bio-Pen of $5,516 and $7,815 for the years ended December 31, 2005 and 2004, respectively.

     CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and all highly liquid investments with maturity of three months or less when purchased.

     INVENTORY

Inventory consists of parts, materials and supplies used in the manufacture of the DynaSig System held for sale. This inventory is recorded at the lower of cost (first-in, first-out) or market.

     MACHINERY AND EQUIPMENT

Machinery and equipment consists of equipment used in research and development, capitalized molds for producing sensors and components of the DynaSig System and office furniture and equipment. Machinery and equipment is recorded at cost. Depreciation is being recorded using the straight-line method over the estimated useful lives of the assets, generally three to five years. When assets are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is included in the statements of operations.
Maintenance, repairs and renewals, which do not materially add to the value of an asset or appreciably prolong its life, are charged to expense as incurred.

     RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred.

     PATENT AND INTELLECTUAL PROPERTY RIGHTS

The cost of any applications for patent and intellectual property rights and their prosecution to final award are capitalized and amortized over the estimated remaining life of the respective patent and intellectual property rights. The carrying value of these assets is periodically evaluated for impairment.

     LICENSES AND TECHNOLOGY

Licenses and technology are recorded at cost. Amortization is recorded using the straight-line method over the estimated remaining life of these intangible assets.

     MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     STOCK-BASED COMPENSATION

The Company applies the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date an option is granted only if the current market price of the underlying stock exceeds the exercise price. As of December 31, 2005, no options have been granted.

     INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that such portion of the deferred tax asset will not be realized.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses and notes payable. The carrying amount of cash, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying value of notes payable approximates fair value because they contain market value interest rates and have specified repayment terms. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

     LOSS PER COMMON SHARE

The Company has adopted SFAS No. 128, Earnings per Share, which supersedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. The diluted EPS includes common shares that would have been outstanding if convertible debt had been converted into common shares as of December 31, 2005. Dilutive securities were not considered in the calculation of diluted EPS for the years ended December 31, 2005 and 2004 because the effect of their inclusion would be antidilutive. The following table presents the computation of basic and diluted loss per share for the years ended December 31, 2005 and 2004, respectively:

                                  Loss     Weighted Average shares   Per share
2005
----
Net loss                       $(534,932)
Preferred stock dividend        (100,819)
Loss to common stockholders    $(635,751)

Basic loss per share           $(635,751)               11,347,773  $    (0.06)
Effect of dilutive securities  N/A
Diluted loss per share         $(635,751)               11,347,773  $    (0.06)

2004
----
Net loss                       $(349,678)
Preferred stock dividend         (61,165)
Loss to common stockholders    $(410,843)

Basic loss per share           $(410,843)               10,068,822  $    (0.04)
Effect of dilutive securities  N/A
Diluted loss per share         $(410,843)               10,068,822  $    (0.04)


The following table presents the computation of basic and diluted loss per share for the period from June 17, 2003 (date of inception) through December 31, 2005.

                                    Loss      Weighted Average shares   Per share
Inception to December 31, 2005
------------------------------
Net loss                        $(1,064,376)
Preferred stock dividend           (171,915)
Loss to common stockholders     $(1,236,291)

Basic loss per share            $(1,236,291)               10,571,858  $    (0.12)
Effect of dilutive securities   N/A
Diluted loss per share          $(1,236,291)               10,571,858  $    (0.12)

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted, net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of SFAS No. 153 will have no impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based
Payment.   SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for
Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No.
123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The adoption of this standard may have a material effect on the Company's financial position or results of operations assuming employee stock options are granted in the future.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of SFAS No. 153 will have no impact on the Company's financial position or results of operations.

(3)  ACQUISITION OF DYNASIG

On December 31, 2004, pursuant to the Exchange Transaction, the Company acquired all of the outstanding capital stock of DynaSig, in a tax free, stock for stock exchange. The Company issued the DynaSig stockholders 10,068,822 shares of common stock and 496,096 shares of Series A Preferred in exchange for all their respective shares of capital stock of DynaSig. As of December 31, 2004, this Series A Preferred was convertible into 1,181,181 shares of the Company's common stock and has other rights (see Note 10). Including all Series A Preferred on an as-converted basis, the new shares issued to the DynaSig stockholders represented 88.1% of the voting capital stock of the Company immediately after the Exchange Transaction. Of this total, Richard C. Kim Ph.D., the Company's Chief Executive Officer and largest stockholder, was issued 8,804,325 shares of the Company's common stock, or approximately 67.7% of the voting capital stock of the Company, as of December 31, 2004. Dr. Kim has certain other rights under a Stockholder Agreement (see Note 15).

For financial accounting purposes, the Exchange Transaction has been treated as a reverse acquisition of the Company by DynaSig, under the purchase method of accounting, and was treated as a recapitalization with DynaSig as the acquirer. Accordingly, the consolidated financial statements have been prepared to give retroactive effect to June 17, 2003 (date of inception), of the reverse acquisition completed on December 31, 2004, and represent the operations of DynaSig. Consistent with the purchase method of accounting for reverse acquisitions: (i) all of DynaSig's assets, liabilities and accumulated deficit are reflected at their combined historical cost (as the accounting acquirer) and
(ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on December 31, 2004, which was not material. The Company had no significant operations, assets or liabilities prior to its transaction with DynaSig.

(4)  MACHINERY AND EQUIPMENT

Machinery and equipment as of December 31, 2005 is as follows:

Machinery and equipment         $ 18,558
Office furniture and equipment     1,464
Capitalized molds                 18,000
                                  38,022
Less: Accumulated depreciation   (19,407)
                                ---------
                                $ 18,615

Depreciation expense totaled $13,657, $9,646 and $24,055 for the years ended December 31, 2005 and 2004, and for the period from June 17, 2003 (date of inception) through December 31, 2005, respectively.

(5)  PATENT AND INTELLECTUAL PROPERTY RIGHTS

Dr. Kim is the original developer of the DynaSig System. Dr. Kim has assigned all his rights in the DynaSig System to the Company. In August 2004, Dr. Kim filed a formal patent application covering certain aspects of the current version of the DynaSig System in the United States and filed a world patent application under the Patent Cooperation Treaty (PCT) rules. Before February 2007, the Company must select individual countries in which to seek this extended patent protection and sustain the cost of such applications. Dr. Kim intends to file additional formal patents related to the DynaSig System in the future, which will also be assigned to the Company.

The Company has also developed manufacturing processes and component designs that it considers "trade secrets," and that it believes would make the DynaSig System difficult to produce by other manufacturers. The Company has agreements with its officers and will enter into agreements with any new employees that any new features, trade secrets and patents developed in the future are owned exclusively by the Company.

Amortization expense on patent and intellectual property rights totaled $759, $250 and $1,009 for the years ended December 31, 2005 and 2004, and for the period from June 17, 2003 (date of inception) through December 31, 2005, respectively. Amortization expense related to patent and intellectual property rights is expected to be as follows for years ended December 31:

2006        $   778
            =======
2007            778
2008            778
2009            778
2010            778
Thereafter    9,798
            $13,688

(6)  LICENSES AND TECHNOLOGY

Licenses and technology as of December 31, 2005 consists of the following:

Visitalk.com technology rights  $     -
Purchased license rights         10,000
Less: Accumulated amortization   (5,000)
                                --------
                                $ 5,000

As discussed in Note 1, the Company's original intended business was to use Visitalk.com's technology to facilitate peer-to-peer computer gaming activities. To enter this business, the Visitalk Plan authorized the Company to acquire certain technology rights from VCC as of the Effective Date. To acquire these rights, the Company issued VCC 1,250,000 shares of common stock, plus the Plan Warrants. In accordance with generally accepted accounting principles for transactions involving entities under common control, no value has been given to the technology rights on the accompanying balance sheet.

In October 2004, the Company purchased license rights for a software development kit (SDK) from a non-affiliated company for $10,000. This SDK was incorporated into the Company's Bio-Pen product targeted as a Windows log-on solution. Although the license has no expiration date, the Company has elected to amortize the purchased license rights over 30 months, determined to be the estimated life of the product. The license also provides for payments of $2 per copy of any Company product sales that utilize the SDK.

Amortization expense on licenses and technology totaled $4,000, $1,000 and $5,000 for the years ended December 31, 2005 and 2004, and for the period from June 17, 2003 (date of inception) through December 31, 2005, respectively. Amortization expense related to licenses and technology is expected to be as follows for years ended December 31:

2006     $    4,000
2007          1,000
         ----------
         $    5,000

(7)  DUE TO RELATED PARTY

Optisense Corporation ("Optisense") is 100% owned by Dr. Kim. In June 2003, Optisense entered into an agreement with DynaSig to develop the DynaSig System (the "Optisense Agreement"). The Optisense Agreement required fixed payments of $15,000 per month plus the reimbursement of certain out-of-pocket related expenses. On December 31, 2003, the Optisense Agreement was amended to allow Optisense to hire two employees dedicated to the Bio-Pen project and for DynaSig to fully reimburse Optisense for this expense. The Optisense Agreement terminated on December 31, 2004, and the Company has performed all its own development work since that date. Due to the related party nature of this transaction, all Optisense expenses have been recognized by the Company. Any amounts paid to Optisense over actual expenses were charged to research and development expenses as a management fee. This management fee totaled $-0-, $81,432 and $118,458 for the years ended December 31, 2005 and 2004, and for the period from June 17, 2003 (date of inception) through December 31, 2005, respectively. The Company still owes Optisense $80,868 as of December 31, 2005.

(8)  NOTES PAYABLE TO RELATED PARTY

On December 27, 2004, DynaSig entered into a line of credit agreement ("LOC") with VCC for up to $100,000. In June 2005, the LOC was amended to provide for increased borrowing of up to $350,000. Any advances under the LOC are secured by a lien on all of DynaSig's assets. Notes are issued under the LOC as advances are made to the Company (the "LOC Notes"). Interest on the LOC Notes accrues at 15% per annum. The LOC Notes and any accrued interest are convertible into shares of Series A Preferred at a price of $1.00 per share. Interest expense on the LOC Notes was $23,828, $25 and $23,853 for the years ended December 31, 2005 and 2004, and for the period from June 17, 2003 (date of inception) through December 31, 2005, respectively. As of December 31, 2005, LOC borrowings totaled $292,500 and accrued interest totaled $23,853. The LOC was renewed on January 1, 2006 but all notes issued under the LOC are now due on demand. In addition to the LOC, the Company engaged VCC to provide financial consulting, audit coordination, capital advisory, and investment banking services (see Note 14).

(9)  NOTE PAYABLE

The note payable as of December 31, 2005 in the principal amount of $55,000 is payable to Milestone Equity Partners Phoenix, LLC (the "Milestone Note"). The Milestone Note was issued for a mutual release of all claims arising from a Consulting Agreement between DynaSig and Milestone. The Milestone Note was due on December 20, 2005, bears no stated interest, is secured on all the assets of DynaSig, and has preemptive conversion and acceleration rights related to capital raised by DynaSig since its inception. For accounting purposes, interest was imputed at 10% and the note principal was originally recorded in the amount of $45,823. The Company recorded interest expense of $4,369, $4,670 and $9,177 for the years ended December 31, 2005 and 2004, and for the period from June 17, 2003 (date of inception) through December 31, 2005, respectively.

The Company does not have sufficient funds to pay the Milestone Note and the full principal amount of $55,000 is due and payable as of December 31, 2005.
The Company has contacted Milestone and requested either an extension or conversion of the Milestone Note. As an inducement for Milestone to convert the Milestone Note into Series A Preferred, VCC has agreed to convert $100,000 of its LOC Notes into Series A Preferred, even though such conversion is at its option, and also extend the due date of the LOC Notes for one year. Milestone has not yet responded to the Company's offer (see Note 15).

(10)  STOCKHOLDERS' EQUITY

     REVERSE STOCK SPLIT

The board of directors unanimously approved a reverse stock split in which one share of common stock was issued for each four shares previously outstanding (1-for-4). On October 14, 2005, the stockholders ratified the reverse stock split. The reverse stock split did not impact the number or warrant exercise price of the Plan Warrants. No fractional shares were issued for any fractional share interest created by the reverse stock split. Stockholders holding less than 400 shares but more than 100 shares of common stock as of the record date received 100 post-reverse split shares. Stockholders holding less than 100 shares of common stock as of the record date received the same number of post-reverse split shares as previously held. All share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been restated to give retroactive effect to this reverse stock split.

     AUTHORIZED CAPITAL

In October 2005, the Company changed its state of incorporation from Arizona to Nevada and is now governed by Nevada law and the Articles of Incorporation and Bylaws of the new Nevada corporation. The Company's authorized capital consists of 190,000,000 shares of common stock, $.001 par value, and 10,000,000 shares of preferred stock. The board of directors, in its sole discretion, may establish par value, divide the shares of preferred stock into series, and fix and determine the dividend rate, designations, preferences, privileges, and ratify the powers, if any, and determine the restrictions and qualifications of any series of preferred stock as established. On December 31, 2004, the board of directors designated 2,000,000 shares of the Company's authorized preferred stock as Series A Preferred. On January 10, 2006, the board of directors designated 1,000,000 shares of the Company's authorized preferred stock as Series B Preferred.

     SERIES A PREFERRED

As of December 31, 2005, 2,000,000 shares of Series A Preferred are authorized, of which 696,096 shares are issued and outstanding. As stated in Note 3, pursuant to the Exchange Transaction, the Company issued 496,096 shares of Series A Preferred to former DynaSig preferred stockholders in exchange for their respective shares of preferred stock in DynaSig. In addition, the Company issued VCC 100,000 shares of Series A Preferred as compensation for services (see Note 14). In March and April 2005, the Company sold 100,000 shares of Series A Preferred under the Series A Offering. On May 31, 2005, the Series A Offering expired in accordance with its terms. Of the authorized and unissued shares of Series A Preferred, 753,221 shares are reserved for conversion of the LOC Notes and any accrued interest (see Note 8) and 130,953 shares are reserved for conversion of the Milestone Note (see Note 9) as of December 31, 2005. The balance of any Series A Preferred not used for these purposes will be cancelled.

The Series A Preferred bears a 15% cumulative dividend and has a per share liquidation preference equal to $1.00 plus any unpaid dividends ("Liquidation Preference"). As of December 31, 2005, the board of directors has declared no dividends. Dividends must be declared by the board of directors to become payable. If cash dividends were to be paid, the Series A Preferred would have preference in payment of dividends over the common stock and any other series of preferred stock later designated.

Each dollar of Series A Preferred and any accumulated dividends are initially convertible into 2.38 shares of the Company's common stock, or $.42 per share (the "Conversion Price"). The Conversion Price will be adjusted if there are dilutive issuances. Shares may be converted at any time at the election of the holders. Shares of Series A Preferred will automatically convert if (a) there is a public market for the common stock and (b) the price of such common stock is at least five times the then Conversion Price (i.e., $2.10) for a period of at least 60 consecutive trading days. Any accumulated but unpaid dividends will also be converted at the Conversion Price. Anytime starting one year after issuance, the Shares may be redeemed by the Company upon 30 days notice, subject to prior conversion at any time, at an amount equal to the liquidation preference plus accrued dividends which must be paid in cash.

Other attributes of the Series A Preferred are priority of class, liquidation preference, anti-dilution protection and adjustment, right of first refusal to the holders, and voting rights on an as converted basis. The Series A Preferred, along with the Series B Preferred (see below), is senior to all other classes of stock of the Company. In the event of liquidation, after the Preference Amount plus accrued dividends have been paid on all outstanding Shares, any remaining funds and assets of the Company legally available for distribution to the Shareholders will be distributed ratably among the Shareholders in accordance with their holdings on an as converted basis. The Series A Preferred is protected from a dilutive issuance of additional shares of stock at a per share less than the conversion price at the date of such new issuance. Each holder of Series A Preferred shall be given the first right to purchase their pro rata portion of any equity securities offered by the Company on the same terms and conditions as the Company offers to other investors, except for shares granted under the Company's 2005 EIP (see Note 11) or the Plan Warrants (see Note 12). Each share of Series A Preferred votes with the shares of common stock as a single class on all matters except for matters that affect the rights of the Series A Preferred, in which case the Series A Preferred votes separately as a single class. Holders of Series A Preferred vote as a class to elect a single director out of five directors.

SERIES B PREFERRED

On January 10, 2006, the board of directors designated 1,000,000 shares of Series B Preferred. The Series B Preferred is pari passu with the Series A Preferred, including the rights in the event of liquidation, except that each dollar of Series B Preferred and any accumulated dividends are convertible into two shares of the Company's common stock, or $.50 per share. Shares of Series B Preferred also automatically convert at the same time the Series A Preferred converts, if the bid price on an established market for the Company's common stock is more than $2.10 for 60 consecutive trading days.

(11)  STOCK OPTION PLAN

In October 2005, the Company's stockholders approved a new equity incentive plan ("2005 EIP") for employees, non-employee directors and other service providers covering 3,000,000 shares of common stock. Prior to this, the Company had an approved 2004 Equity Incentive Plan. As of December 31, 2005, no options had been granted under either plan.

Any options to be granted under the 2005 EIP may be either "incentive stock options," as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options," subject to Section 83 of the Internal Revenue Code, at the discretion of the board of directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% of the fair market value of the optioned common stock on the date the option is granted. The option price shall not be less than 110% of the fair market value of the optioned common stock for an optionee holding at the time of grant, more than 10% of the total combined voting power of all classes of stock of the Company. Options become exercisable based on the discretion of the board of directors and must be exercised within ten years of the date of grant.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and continues to account for stock based compensation using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Consistent with the provisions of SFAS No. 123, no compensation expense has been recognized and there is no pro forma effect on the Company's net loss and loss per share amounts for the years ended December 31, 2005 and 2004, since no stock options were granted during the periods. Under the provisions of SFAS No. 123, the fair value of each option granted would be imputed using the minimum value method based on the most recent arm's length stock issuance transaction. Since no options were granted for the years ended December 31, 2005 and 2004, there is no imputed value ascribed to options under the minimum value method.

(12)  STOCK PURCHASE WARRANTS

     PLAN WARRANTS

In accordance with the Visitalk Plan, the Company has issued six series of common stock purchase warrants allowing holders to purchase additional shares of common stock ("Plan Warrants"). Each Plan Warrant provides for the purchase of one share of common stock and is callable by the Company for a price of $.0001 per warrant at any time. The Plan Warrants are governed by a Warrant Agreement. Currently, the Company is acting as the Warrant Agent but has the right to appoint an alternative Warrant Agent in accordance with the Visitalk Plan. The board of directors can extend the expiration date of the Plan Warrants or reduce the exercise price of any warrant on a temporary or permanent basis. The Company has actually issued 6,785,014 Plan Warrants in each series to 240 claimants under the Visitalk Plan. In addition, up to 2,050,395 Plan Warrants in each series may be issued to 405 additional claimants under the Visitalk Plan, but will be issued only if such claimants execute an assignment or release of claims against Visitalk.com as specified in the Visitalk Plan.

A summary of the Plan Warrants outstanding is as follows:

                                            A & B          C & D          E & F
                                           Warrants       Warrants       Warrants
Warrants outstanding, December 31, 2004     13,570,028     13,570,028     13,570,028
   Granted                                           -              -              -
   Exercised                                         -              -              -
   Forfeited                                         -              -              -
Warrants outstanding, December 31, 2005     13,570,028     13,570,028     13,570,028
                                         -------------  -------------  -------------
Exercise price                           $        2.00  $        3.00  $        4.00

Expiration date                          JUN 17, 2006   DEC 31, 2006   DEC 31, 2006

CONTINGENT WARRANT AGENT AGREEMENT

Some holders of the Company's Plan Warrants have granted the Company the right to appoint a Contingent Warrant Agent. Such holders can reverse this election at their option. The Company requires that any such agent be a qualified broker-dealer. If such a Contingent Warrant Agent is appointed, the Company will agree to extend the expiration date of any Plan Warrants expiring through a call, in accordance with their terms or otherwise, but only for an additional 30 days. In such event, the Contingent Warrant Agent would have the right to sell or exercise any Plan Warrants, solely at the discretion of the Contingent Warrant Agent, and then distribute any proceeds received by the sale or exercise of such Plan Warrants pro rata to all holders of all expired Plan Warrants.

     SELLING AGENT WARRANTS

The Company engaged Sunset Financial Services, Inc. ("Sunset") to act as the Selling Agent for the Series A Offering. Sunset was granted the right to receive warrants to purchase shares of common stock at an exercise price of $.56 per share (the "Selling Agent Warrants"). The Selling Agent Warrants were earned as the Series A Preferred was sold at a rate of 15% of the common shares underlying the Series A Preferred sold by Sunset. A total of 35,700 Selling Agent Warrants were issued to Sunset in March and April 2005. These Selling Agent Warrants expire on May 31, 2007.

The Series B Offering also provides for the issuance of Selling Agent Warrants, to the extent that a qualified broker-dealer sells shares under the Series B Offering, at the same rate as under the Series A Offering (see Note 17).

(13)  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has a deferred income tax asset of $417,471 as of December 31, 2005. The net deferred income tax asset has been reduced in its entirety by a valuation allowance. No provision or benefit for income taxes has been reported in the accompanying statements of operations since any current income tax benefit would be offset by an equal increase in the valuation allowance. The valuation allowance increased by $212,161, $140,585 and $417,470 for the years ended December 31, 2005 and 2004, and for the period from June 17, 2003 (date of inception) through December 31, 2005, respectively.

The net income tax provision for the years ended December 31, 2005 and 2004 was as follows:

                                 2005        2004
Current benefit               $ 212,161   $ 140,585
Deferred benefit (provision)   (212,161)   (140,585)
                              ----------  ----------
Net income tax provision      $       -   $       -

The components of the deferred income tax asset as of December 31, 2005 are as follows:

Difference in depreciation of intangible assets       $   1,698
Difference in depreciation of property and equipment      1,012
Net operating loss carryforward                         414,761
     Deferred income tax asset                          417,471
     Valuation allowance                               (417,471)
                                                      ----------
                                                      $       -

A reconciliation of the differences between the statutory and effective income tax rates for the years ended December 31, 2005 and 2004 was as follows:

                                                                                              2005               2004
                                                                                         Amount      %      Amount     %
                                                                                       ----------  -----  ----------  ----
Federal statutory rates                                                                $(181,877)   (34)  $(118,891)  (34)

State income taxes - net of federal benefit                                              (34,771)    (7)    (22,729)   (7)


Difference between tax rate in current year and expected tax rate in year of reversal          -      -           -     -
Valuation allowance                                                                      212,161     40     140,585    40
Other                                                                                      4,487      1       1,035     1
                                                                                       ----------   ----  ----------   ---
Total                                                                                  $       -      -   $       -     -

The total net operating loss carryforward of approximately $1,043,000 as of December 31, 2005, for both federal and state purposes, begins expiring in 2020 and 2008, respectively. Due to change of control issues under Section 382 of the Internal Revenue Code, it is uncertain whether the Company can fully utilize the benefits of net operating loss carryforwards.

(14)  RELATED PARTIES

     OPTISENSE CORPORATION

Optisense Corporation ("Optisense") is 100% owned by Dr. Kim.  As discussed in
Note 7, Optisense entered into an agreement with DynaSig to develop the DynaSig System. The Optisense Agreement terminated on December 31, 2004, and the Company has performed all its own development work since that date. The Company owes Optisense $80,868 as of December 31, 2005.

     VISITALK CAPITAL CORPORATION

VCC is a Phoenix, Arizona-based investment and consulting company. VCC holds various interests in companies and provides corporate restructuring and consulting services. VCC wholly owned the Company at its formation. Michael S. Williams, an officer of VCC, is a director of the Company and Lanny R. Lang, an officer of VCC, is an officer and director of the Company. Messrs. Williams and Lang also jointly own 220,105 shares of the Company's common stock through a limited liability company not affiliated with VCC, which they received for consulting provided to DynaSig in 2003. Including these shares and the Series A Preferred on an as-converted basis, and assuming VCC was to convert its LOC Notes into stock, VCC and its affiliates would own approximately 16.4% of the voting capital stock of the Company as of December 31, 2005.

On December 27, 2004, DynaSig entered into a LOC with VCC for up to $100,000, which was amended in June 2005 to provide for increased borrowing of up to $350,000 (see Note 8).

Effective December 31, 2004, the Company engaged VCC to provide financial consulting, audit coordination, capital advisory, and investment banking services until the Company's common stock is trading (the "Financial Services Agreement"). VCC's compensation under the Financial Services Agreement was $100,000, paid by the issuance of 100,000 shares of Series A Preferred. The Company initially recorded the issuance of these shares as unearned stock based fees as of December 31, 2004, and the expense was recognized ratably throughout 2005 as the work was completed. After completion of the initial services described above, the Company can, at its option, continue to use VCC's services for a fee of $175 per hour.

The Financial Services Agreement also covers compensation to VCC to exclusively advise the Company on exercises of the Plan Warrants for as long as the Plan Warrants are outstanding. VCC will receive a contingent fee of 5% of the proceeds from any exercises of the Plan Warrants. The Company is restricted from calling the Plan Warrants or changing the exercise price of the Plan Warrants without VCC's consent. VCC also has the right of first refusal to represent the Company in any sale or receive a "stand-off" fee of 1% if another investment banker is chosen. These rights expire when there is a "change of control" of Company ownership.

Under the new Series B Offering, VCC will receive an unaccountable expense allowance of 15,000 shares of Series B Preferred, plus a cash payment of 1 % of the total gross proceeds from the Series B Offering (see Note 17).

(15)  COMMITMENTS AND CONTINGENCIES

In the normal course of its business, the Company may be subject to certain contractual obligations and litigation. In management's opinion, upon consultation with legal counsel, there is no current litigation that will materially affect the Company's financial position or results of operations.

     OPERATING LEASES

In February 2005, the Company entered into a 25 month lease agreement for a 1,443 square foot office facility in Tempe, Arizona. The Company prepaid a total of $25,710 for rent through January 31, 2006. Thereafter, the monthly lease commitment is approximately $2,400 through the lease termination date of February 28, 2007.

     EMPLOYMENT COMMITMENTS

As part of the Exchange Transaction, the Company executed an employment agreement with Dr. Kim which requires Dr. Kim's exclusive service to the Company in exchange for minimum annual salary of $100,000. This agreement also provides for discretionary bonuses determined by the board of directors and contains customary non-compete covenants and the assignment by Dr. Kim of any new features, trade secrets and/or patents developed by the Company, in the future. Upon termination for reasons other than for cause, the Company will be obligated to Dr. Kim for a 24 month severance payment equal to twice his average salary and bonus paid out over a 24 month period. Therefore, the aggregate potential commitment under this agreement is $200,000 as of December 31, 2005.

     STOCKHOLDER AGREEMENT

As a condition of the Exchange Transaction, Dr. Kim and VCC entered into a Stockholder Agreement specifying certain rights of the parties. Pursuant to this Stockholder Agreement, VCC rights include: (i) anti-dilution protection covering certain shares of common stock owned by VCC prior to the Exchange Transaction, if any new shares of common stock are issued at a price lower than the conversion price of the Series A Preferred; (ii) the right to appoint a single director until VCC's ownership of the Company is less than 4%; (iii) preemptive rights on newly issued shares; and (iv) the right of first refusal to acquire any of Dr. Kim's shares sold to a non-affiliated party. Pursuant to this Stockholder Agreement, Dr. Kim has preemptive rights to maintain his ownership of the Company in the event Plan Warrants are exercised. Such preemptive rights expire when his ownership in the Company falls below 10%.

     BIO-PEN WARRANTY

During the year ended December 31, 2005, the Company introduced an improved version of the Bio-Pen which improves data capture consistency. The Company believes this improved version of the Bio-Pen is a final production version. The Company may incur costs to replace the former Bio-Pen versions in the marketplace, however, the cost of such replacements is not considered material.

     MILESTONE NOTE

As discussed in Note 9, the Company does not have sufficient funds to pay the Milestone Note and the full principal amount of $55,000 is due and payable as of December 31, 2005. The Company has contacted Milestone and requested either an extension or conversion of the Milestone Note. Milestone has not yet responded to the Company's offer. In the event Milestone demands immediate payment, initiates collection efforts or files a lawsuit to collect, the Company could be subject to additional expenses for legal fees, interest, penalties or other costs, or the Company may be subject to a judgment against it for the amount of the Milestone Note.

(16)  DISTRIBUTION OF SECURITIES

As discussed in Note 1, the Company was formed as part of the implementation of the Visitalk Plan. The Visitalk Plan authorized VCC to distribute 228,793 shares of the Company's common stock to 240 creditors of Visitalk.com and all the Plan Warrants to as many as 645 claimants of Visitalk.com, in various ratios in accordance with the Visitalk Plan. The Visitalk Plan stipulated that no holder of shares or Plan Warrants would receive less than 100 shares or Plan Warrants. In accordance with Section 1145 of the Bankruptcy Code, the Company believes the distribution of these securities under the Visitalk Plan, except those issued to VCC and its affiliates, is exempt from registration under the Securities Act of 1933. As a result of the distribution of the Company's common stock, and including the Series A Preferred on an as-converted basis, the

Company has approximately 240 stockholders who own approximately 1.8% of the voting capital stock of the Company as of December 31, 2005.

(17)  SUBSEQUENT EVENTS

     SERIES B OFFERING

The Company intends to fund its activities by raising money under the Series B Offering. New funds raised under the Series B Offering would be used for general working capital, marketing, and the acquisition of materials, components and additional tooling. The Series B Preferred is pari passu with the Series A Preferred except that each dollar of Series B Preferred and any accumulated dividends are convertible into two shares of the Company's common stock, or $.50 per share. Shares of Series B Preferred also automatically convert at the same time the Series A Preferred converts, if the bid price on an established market for the Company's common stock is more than $2.10 for 60 consecutive trading days.

All shares of Series B Preferred sold under the Series B Offering will be newly issued shares and are being sold by the Company solely to "accredited investors" as defined in Rule 506 of Regulation D as promulgated under the Securities Act of 1933. Under the Series B Offering, VCC will receive an unaccountable expense allowance of 15,000 shares of Series B Preferred, plus a cash payment of 1 % of the total gross proceeds from the Series B Offering. The Series B Offering also provides for the issuance of Selling Agent Warrants, to the extent that a qualified broker-dealer sells shares under the Series B Offering, at the same rate as under the Series A Offering. Such new Selling Agent Warrants will expire two years from the expiration of the Series B Offering.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     We maintain "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Treasurer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Treasurer concluded that, while our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the SEC, there is a lack of segregation of duties at the Company due to the limited number of employees dealing with general administrative and financial matters. At this time, management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are not considered significant, and that the potential benefits of adding additional employees to segregate duties more clearly do not currently justify the associated added expense. However, management will reevaluate the situation periodically and will mitigate the current lack of segregation of duties within the general administrative functions if it believes the risks from such lack of segregation have increased or when additional capital is secured.

     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that many of the Company's currently existing internal controls are undocumented and will be working to document such internal controls over the coming year.

ITEM 8B.  OTHER INFORMATION

     No other information to report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

NAME                   AGE                     POSITION
Richard C. Kim, Ph.D.   45  Chief Executive Officer, President and Director

Lanny R. Lang           47  Secretary, Treasurer, Chief Financial Officer
                            (Principal Accounting Officer) and Director

Michael S. Williams     59  Chairman of the Board

     RICHARD C. KIM, PH.D. Dr. Kim has been our President, Chief Executive Officer and a director since December 31, 2004, as part of the Exchange Transaction. Dr. Kim is also the President, Chief Executive Officer and a director of DynaSig, our wholly owned subsidiary since its formation in June 2003. Dr. Kim is also the President and sole owner of OptiSense Corporation ("OptiSense") and Igot Corporation ("Igot"). Optisense and Igot currently have limited operations. Between 1999 and 2001, Dr. Kim was the President, Chief Executive Officer and a director of E4World Corporation, a Nevada corporation ("EFWD"), and the successor to KoreaStation Corporation. EFWD owns E4World, Inc., a California corporation, which ceased operations in 2001. EFWD also owns OHost Corporation, an Arizona corporation, which currently has limited operations. From 1994 to 1998, Dr. Kim was Vice President of Engineering for Technical Systems Integrators, Inc., in Tempe, Arizona. Prior to 1994, Dr. Kim worked in various positions for General Scientific Corporation in Ann Arbor, Michigan; Physical Optics Corporation, in Torrance, California; Rocketdyne Division of Rockwell International, in Canoga Park, California; Ampex Corporation, in Redwood City, California; and was one of the three technical founders of CyberOptics Corporation, in Minneapolis, Minnesota. Dr. Kim received M.S. and Ph.D. degrees in Electrical/Optical Engineering from the University of Minnesota in 1987 and his B.S. degree in Electrical Engineering and Computer Science from the University of California, Berkeley in 1981.

     LANNY R. LANG. Mr. Lang has been our Chief Financial Officer, Secretary, Treasurer and a director since our formation. Mr. Lang has held the same positions in DynaSig, our wholly owned subsidiary since December 31, 2004.
Since August 2004, Mr. Lang has been the Chief Financial Officer, Secretary, Treasurer and a director of VCC and since 1995, he has been Chief Financial Officer, Secretary, Treasurer and a director of Aztore Holdings, Inc. ("Aztore"). Both VCC and Aztore are Phoenix, Arizona-based investment and management consulting companies that specialize in speculative growth companies, mostly in the technology business. Aztore is VCC's largest shareholder and would be considered an affiliate. Mr. Lang devotes full-time to VCC's affairs and Portfolio Companies. From November 1991 to December 1995, Mr. Lang, along with Mr. Williams, formed and was a Managing Director of Bulldog Investment

Company, LLC ("Bulldog"), a private investment company with a business plan similar to VCC's. Mr. Lang received a BA degree in Accounting from the University of Northern Iowa in 1980.

     MICHAEL S. WILLIAMS. Mr. Williams has been a director since our incorporation and was our President from incorporation until the Exchange Transaction on December 31, 2004, when he resigned as President. Mr. Williams has held the same position in DynaSig, our wholly owned subsidiary since December 31, 2004. Since August 2004, Mr. Williams has been the Chief Executive Officer, Chief Portfolio Officer and a director of VCC and since 1995, Mr. Williams has been the Chief Executive Officer, Chief Portfolio Officer and a director of Aztore. Both VCC and Aztore are Phoenix, Arizona-based investment and management consulting companies that specialize in speculative growth companies, mostly in the technology business. Aztore is VCC's largest shareholder and would be considered an affiliate. Mr. Williams devotes full-time to VCC's affairs and Portfolio Companies. From November 1993 to December 1995, Mr. Williams, along with Mr. Lang, formed and was a Managing Director of Bulldog. Mr. Williams received an MBA degree in Strategic Planning and Corporate Finance from the Wharton Graduate School of the University of Pennsylvania in 1974 and a BA degree in History and Political Science from Pennsylvania State University in 1969.

     Messrs. Lang and Williams hold various officer and director positions in the many of VCC's Portfolio Companies, some of which are in extended financial condition which has included bankruptcy.

SIGNIFICANT EMPLOYEES

NAME             AGE                 POSITION
Matthew E. Doty   46  Vice President of Business Development

     MATTHEW E. DOTY. Mr. Doty has been our Vice President of Business Development since January 1, 2005, but currently works as a consultant. Between January 2004 and December 2004, Mr. Doty was the Vice President of Business Development for SYFX Tekworks in Orinda, California and currently remains as a consultant for that company. Between February 2001 and October 2003, Mr. Doty was a Vice President of Product Management for Silicon Bandwidth, Inc. in San Jose, California. Between January 1994 and February 2001, Mr. Doty worked for Amkor Technology Inc. in Chandler, Arizona in various positions. Mr. Doty received an MBA degree in Marketing from the University of Maryland in 1993 and a B.S. degree in Analytical Chemistry from the University of California, Berkley in 1984.

AUDIT COMMITTEE AND CHARTER

     We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors. None of directors are deemed "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the independent auditor and any outside advisors engaged by the audit committee.

     We believe that both Mr. Lang and Mr. Williams have sufficient experience and financial sophistication to act as our financial experts within the meaning of Item 401(e) of Regulation S-B of the Securities Act. Neither Mr. Lang nor Mr. Williams are independent due to their officer and director positions with VCC, a significant Company stockholder.

CODE OF ETHICS

     We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethics. Our code of ethics is filed as an exhibit to the Form 10-SB filed December 16, 2005.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely upon a review of Section 16(a) reports furnished to us, we are unaware of any reports under Section 16(a) of the Exchange Act that were not timely filed by officers, directors and beneficial owners of 10% or more of the common stock of the Company during the year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for the years ended December 31, 2005 and 2004 and for the period from June 17, 2003 (date of inception) through December 31, 2003. No other person received salary or bonus in excess of $100,000 for any of these periods.

                                    SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                       LONG TERM
                                                                                     COMPENSATION
NAME AND               FISCAL                                         OTHER ANNUAL
PRINCIPAL POSITION     YEAR(1)               SALARY                   COMPENSATION   STOCK OPTIONS
---------------------  --------------------  -----------------------  -------------  -------------

Richard C. Kim, Ph.D.                  2005  $               100,000  $           -  none
                                       2004                   81,432  $           -  none
                                       2003                   37,026  $           -  none

(1)     Our employment agreement with Dr. Kim commenced on December 31, 2004, the date of the
Exchange Transaction.  Dr. Kim earned no compensation for the year ended December 31, 2004 and for the period from June 17, 2003 (date of inception) through December 31, 2003.  The amounts shown for 2004 and 2003 represent a management fee paid to OptiSense Corporation, which had a contract with the Company for the initial development of the DynaSig System.  See "Part III, Item 12.
Certain Relationships and Related Transactions - Optisense Development Agreement."

OPTION GRANTS

     No grants of options have been made to any executives or employees.

EMPLOYMENT AGREEMENT

     As part of the Exchange Transaction, we executed an employment agreement with Dr. Kim, which requires his exclusive service in exchange for minimum annual salary of $100,000. This agreement also provides for discretionary bonuses determined by our board of directors and contains customary non-compete covenants and the assignment by Dr. Kim of any new features, trade secrets and/or patents developed in the future. Upon termination for reasons other than for cause, we will be obligated to Dr. Kim for a 24 month severance payment equal to twice his average salary and bonus paid out over a 24 month period. We have purchased a $2 million key man life insurance policy on Dr. Kim payable to the Company.

2005 EQUITY INCENTIVE PLAN

     In October 2005, our stockholders approved a new equity incentive plan ("2005 EIP") for employees, non-employee directors and other service providers covering 3,000,000 shares of common stock. Prior to this, we had an approved 2004 Equity Incentive Plan. As of December 31, 2005, no options had been granted under either plan.

     Any options to be granted under the 2005 EIP may be either "incentive stock options," as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options," subject to Section 83 of the Internal Revenue Code, at the discretion of our board of directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% of the fair market value of the optioned common stock on the date the option is granted. The option price shall not be less than 110% of the fair market value of the optioned common stock for an optionee holding at the time of grant, more than 10% of the total combined voting power of all classes of our stock.
Options become exercisable based on the discretion of our board of directors and must be exercised within ten years of the date of grant. The EIP expires on October 14, 2015.

COMPENSATION OF DIRECTORS

     Other than as indicated above, we did not pay any other form of compensation to any of our officers or directors, including, but not limited to any stock option plans, stock appreciation rights, long term incentive plan awards, insurance or automobile or telephone allowances for the periods indicated in the table. Our directors received no fees for their services as a director; however, they are reimbursed for expenses incurred by them in connection with Company business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our class of common stock as of February 28, 2006, by (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any "group" as that term is used in Section l3(d)(3) of the Exchange Act), known by us to be the beneficial owner of more than five percent of our common stock.

NAME AND ADDRESS                                               COMMON STOCK (1)      FULLY DILUTED (2)
OF BENEFICIAL OWNER                                       SHARES           %            SHARES    %
Richard C. Kim, Ph.D. (3)
1021 E. Silverwood Drive
Phoenix, AZ  85048                                          8,804,325        77.6      8,804,325   62.3

David C. Kim (4)
4880 Lower Roswell Rd. #640
Marietta, GA  30068                                           770,265         6.8        770,265    5.5

Lanny R. Lang (5)
3536 E. Saltsage Drive
Phoenix, AZ  85048                                          1,270,263        11.2      2,354,826   16.7

Michael S. Williams (5)
13851 S. 37th Street
Phoenix, AZ  85044                                          1,270,263        11.2      2,354,826   16.7


Total officers and directors as a group (3 persons)        10,074,588        88.8     11,159,151   79.2

(1)     Common stock shares and percentages are based on 11,347,773 shares of common stock outstanding.

(2)     Shares and percentages in this column are based on 14,090,362 fully diluted shares of common stock outstanding, which includes (a) 11,347,773 shares of common stock outstanding, (b) 1,657,375 shares of common stock issuable upon the conversion of 696,096 shares of Series A Preferred stock outstanding, (c)
280,235 shares of common stock issuable upon the conversion of accumulated and unpaid dividends on the
Series A Preferred stock as of February 28, 2006, and (d) 804,979 shares of common stock issuable to VCC upon the conversion of $338,091 of debt and interest (convertible at the option of VCC).

(3)     Shares and percentages in all columns exclude shares of common stock held by adult siblings of Dr.
Kim because such shares are not under his dispositive control.

(4)     David C. Kim is the brother of Richard C. Kim.

(5)     Common shares and percentages include 1,050,158 shares of common stock owned by VCC and 220,105 shares of common stock owned by Zezen-Zakur Holdings, L.L.C. ("ZZH").  Fully diluted shares and percentages include (a) 1,050,158 shares of common stock owned by VCC, (b) 220,105 shares of common stock owned by ZZH
(c) 238,096 shares of common stock issuable upon the conversion of 100,000 shares of Series A Preferred stock outstanding, (d) 41,488 shares of common stock issuable upon the conversion of accumulated and unpaid dividends on the Series A Preferred stock as of February 28, 2006 and (e) 804,979 shares of common stock issuable to VCC upon the conversion of $338,091 of debt and interest (convertible at the option of VCC).
Messrs. Lang and Williams are officers and directors of VCC and the Managing Directors of ZZH and are deemed to individually have dispositive control of all shares owned by VCC and ZZH.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DYNASIG EXCHANGE AGREEMENT

     On December 31, 2004, pursuant to an Exchange Agreement, we acquired all of the outstanding capital stock of DynaSig, in a tax free, stock for stock exchange. We issued the DynaSig stockholders 10,068,822 shares of common stock and 496,096 shares of Series A Preferred stock in exchange for all their respective shares of capital stock of DynaSig. As of December 31, 2004, this Series A Preferred stock was convertible into 1,181,181 shares of our common stock and generally votes on an as converted basis and has other rights. Including all Series A Preferred stock on an as-converted basis, the new shares issued to the DynaSig stockholders represented 89.8% of our voting capital stock immediately after the Exchange Transaction. Of this total, Dr. Kim owns 8,804,325 shares of our common stock, or approximately 69.1% of our voting capital stock, and has certain other rights under a Stockholder Agreement.
Prior to the effective date of the Exchange Transaction, we were controlled by VCC. Excluding Dr. Kim, VCC is still our largest stockholder. The Exchange Agreement also granted Dr. Kim preemptive rights upon any exercise of certain warrants issued under the Visitalk Plan.

PATENT AND INTELLECTUAL PROPERTY ASSIGNMENT

     Dr. Kim is the original developer of the DynaSig System. Dr. Kim has assigned all his DynaSig System and Bio-Pen related intellectual property rights to the Company. On August 23, 2004, Dr. Kim filed a formal patent application covering certain aspects of the current version of the DynaSig System in the U.S. and filed a world patent application under the Patent Cooperation Treaty
(PCT) rules. Before February 2007, we must select individual countries in which to seek this extended patent protection and sustain the cost of such applications and prosecutions. Dr. Kim intends to file additional formal patents related to the DynaSig System in the future, which will also be assigned to the Company. We have agreements with our officers and will enter into agreements with any new employees that any new features, trade secrets and patents developed in the future are owned exclusively by the Company.

OPTISENSE DEVELOPMENT AGREEMENT

     Optisense Corporation, a Delaware corporation ("Optisense") is 100% owned by Dr. Kim. On June 17, 2003, DynaSig entered into an agreement with Optisense to develop the DynaSig System (the "Optisense Agreement"). The Optisense Agreement required fixed payments of $15,000 per month plus the reimbursement of certain out-of-pocket related expenses. On December 31, 2003, this agreement was amended to allow Optisense to hire two employees dedicated to the Bio-Pen project and for us to fully reimburse Optisense for this expense. Any amounts paid to Optisense over actual expenses have been charged to research and development expenses as a management fee. We owe Optisense $80,868 as of December 31, 2005. We expect to perform all our own development work in the future and have a very limited relationship with Optisense.

LINE OF CREDIT AGREEMENT

     On December 27, 2004, DynaSig entered into a line of credit agreement ("LOC") with VCC for up to $100,000. In June 2005, the LOC was amended to provide for increased borrowing of up to $350,000. Any advances under the LOC are secured by a lien on all of our assets. Notes are issued under the LOC as advances are made to the Company (the "LOC Notes"). Interest on the LOC Notes accrues at 15% per annum. The LOC Notes and any accrued interest are convertible into shares of Series A Preferred stock at a price of $1.00 per share. The LOC was renewed on January 1, 2006, but all notes issued under the LOC are now due on demand.

MILESTONE NOTE

     We have a note payable to Milestone Equity Partners Phoenix, LLC in the amount of $55,000, including interest (the "Milestone Note"), which was due on December 20, 2005. The Milestone Note was issued for a mutual release of all claims arising from a Consulting Agreement between DynaSig and Milestone dated June 20, 2003. We do not have sufficient funds to pay the Milestone Note, and it is due and payable as of December 31, 2005. We have contacted Milestone and requested either an extension or conversion of the Milestone Note. As an inducement for Milestone to convert the Milestone Note into Series A Preferred, VCC has agreed to convert $100,000 of its LOC Notes into Series A Preferred, even though such conversion is at its option, and also extend the due date of the LOC Notes for one year. Milestone has not yet responded to our offer.

FINANCIAL SERVICES ADVISORY AGREEMENT

     Effective December 31, 2004, we engaged VCC to provide financial consulting, audit coordination, capital advisory, and investment banking services until our common stock is trading (the "Financial Services Agreement"). The Financial Services Agreement specifically covered services related to coordinating our audit, developing a Private Placement Memorandum, and activities regarding our structuring, financial reporting, internal accounting, capital raising and stock trading activities. VCC's compensation under the Financial Services Agreement was $100,000, paid by the issuance of 100,000 shares of Series A Preferred stock. After completion of the initial services described above, we can, at our option, continue to use VCC's services for $175 per hour fee. The Financial Services Agreement also covers compensation to VCC to exclusively advise us on exercises of the Plan Warrants for as long as the Plan Warrants are outstanding. VCC will receive a contingent fee of 5% of the proceeds from any exercises of the Plan Warrants. We are restricted from calling the Plan Warrants or changing the exercise price of the Plan Warrants without VCC's consent. VCC also has the right of first refusal to represent us in any sale or receive a "stand-off" fee of 1% if another investment banker is chosen. These rights expire when there is a "change of control" of our ownership.

EMPLOYMENT AGREEMENT

     As part of the Exchange Transaction, we executed an employment agreement with Dr. Kim, which requires his exclusive service in exchange for minimum annual salary of $100,000. This agreement also provides for discretionary bonuses determined by our board of directors and contains customary non-compete covenants and the assignment by Dr. Kim of any new features, trade secrets and/or patents developed in the future. Upon termination for reasons other than for cause, we will be obligated to Dr. Kim for a 24 month severance payment equal to twice his average salary and bonus paid out over a 24 month period. We have purchased a $2 million key man life insurance policy on Dr. Kim payable to the Company.

STOCKHOLDER RIGHTS AGREEMENT

     As a condition of the Exchange Transaction, Dr. Kim and VCC entered into a Stockholder Agreement specifying certain rights of the parties. Pursuant to this Stockholder Agreement, VCC rights include: (i) anti-dilution protection covering certain shares of common stock owned by VCC prior to the Exchange Transaction, if any new shares of common stock are issued at a price lower than the conversion price of the Series A Preferred stock; (ii) the right to appoint a single director until its ownership of the Company is less than 4%; (iii) preemptive rights on newly issued shares; and (iv) the right of first refusal to acquire any of Dr. Kim's shares sold to a non-affiliated party. Pursuant to this Stockholder Agreement, Dr. Kim's rights include the right to maintain his ownership by exercising preemptive rights in the event Plan Warrants are exercised, until his ownership falls below 10%.

SERIES A PREFERRED OFFERING

As a condition of the Exchange Transaction, we offered to sell up to 1,000,000 shares of 15%, Cumulative, Convertible Preferred stock designated as Series A Preferred stock for $1.00 per share (the "Series A Offering"). Each share of Series A Preferred stock will initially convert into 2.38 shares of our common stock. All shares of Series A Preferred stock under the Series A Offering were newly issued and were sold by the Company solely to "accredited investors" as defined in Rule 501(a) of Regulation D as promulgated under the Securities Act. A total of $100,000 was raised under the Series A Offering in March and April 2005. On May 31, 2005, the Series A Offering expired in accordance with its terms.

SERIES B PREFERRED OFFERING

     The Company intends to fund its activities by raising money under the Series B Offering. New funds raised under the Series B Offering would be used for general working capital, marketing, and the acquisition of materials, components and additional tooling. The Series B Preferred is pari passu with the Series A Preferred except that each dollar of Series B Preferred and any accumulated dividends are convertible into two shares of the Company's common stock, or $.50 per share. Shares of Series B Preferred also automatically convert at the same time the Series A Preferred converts, if the bid price on an established market for the Company's common stock is more than $2.10 for 60 consecutive trading days.

     All shares of Series B Preferred sold under the Series B Offering will be newly issued shares and are being sold by the Company solely to "accredited investors" as defined in Rule 506 of Regulation D as promulgated under the Securities Act of 1933. Under the Series B Offering, VCC will receive an unaccountable expense allowance of 15,000 shares of Series B Preferred, plus a cash payment of 1 % of the total gross proceeds from the Series B Offering. The Series B Offering also provides for the issuance of Selling Agent Warrants, to the extent that a qualified broker-dealer sells shares under the Series B

Offering, at the same rate as under the Series A Offering. Such new Selling Agent Warrants will expire two years from the expiration of the Series B Offering.

ITEM 13. EXHIBITS

INDEX TO EXHIBITS

3.1 Articles of Incorporation of Dynamic Biometric Systems, Inc., a Nevada corporation*

3.2 Articles of Merger, together with Plan and Agreement of Merger, to merge Dynamic Biometric Systems, Inc., an Arizona corporation, with and into Dynamic Biometric Systems, Inc., a Nevada corporation ("DBSI Nevada") with DBSI Nevada as the Surviving Corporation*

3.3  Bylaws of Dynamic Biometric Systems, Inc., a Nevada corporation*

3.4 Certificate of Designation establishing the Series A 15% Cumulative Convertible Preferred Stock of Dynamic Biometric Systems, Inc., a Nevada corporation*

3.5 Certificate of Designation establishing the Series B 15% Cumulative Convertible Preferred Stock of Dynamic Biometric Systems, Inc., a Nevada corporation

10.1 Consulting Services Agreement by and between DynaSig Corporation and OptiSense Corporation dated June 17, 2003 ("Optisense Development Agreement")*

10.2 Convertible Promissory Note due to Milestone Equity Partners Phoenix, LLC dated December 20, 2003*

10.3 First Amendment to the Consulting Services Agreement dated January 1, 2004 by and between DynaSig Corporation and OptiSense Corporation*

10.4 Settlement and Release Agreement by and between Milestone Equity Partners Phoenix, LLC and DynaSig Corporation dated April 28, 2004*

10.5 Security Agreement by and between Milestone Equity Partners Phoenix, LLC and DynaSig Corporation dated April 28, 2004*

10.6 Plan Warrant Agreement effective September 17, 2004*

10.7 Agreement for Secured Line of Credit by and between Dynasig Corporation and Visitalk Capital Corporation dated December 27, 2004*

10.8 Mutual Nondisclosure Agreement & Memorandum of Understanding between EzValidation, Inc, a California corporation, and DynaSig Corporation dated October 15, 2004*

10.9 Security Agreement by and between Dynasig Corporation and Visitalk Capital Corporation dated December 27, 2004*

10.10 Exchange Agreement dated December 31, 2004 by and between VT Gaming Services, Inc., an Arizona corporation, and Dynasig Corporation, an Arizona corporation*

10.11 Stockholder's Agreement dated December 31, 2004 by and between VT Gaming Services, Inc, an Arizona corporation; Visitalk Capital Corporation, a Nevada Corporation, and its affiliates; and Richard C. Kim and his affiliates*

10.12 Executive Employment Agreement dated December 31, 2004 by and between VT Gaming Services, Inc. and Richard C. Kim*

10.13 Financial Services Advisory Agreement dated December 31, 2004 by and between VT Gaming Services, Inc., an Arizona corporation, and Visitalk Capital Corporation, a Nevada corporation*

10.14 Independent Contractor Agreement by and between Dynasig Corporation and Matthew "Matt" Doty dated January 1, 2005*

10.15 Agave Corporate Center Full Service Gross Lease by and between Multi-Employer Property Trust ("Landlord") and Dynasig Corporation ("Tenant") dated January 17, 2005*

10.16 Selling Agreement by and between VT Gaming Services, Inc. dba Dynamic Biometric Systems and Sunset Financial Services, Inc. dated March 16, 2005*

10.17 Amendment to Secured Line of Credit Agreement by and between Dynasig Corporation and Visitalk Capital Corporation dated June 1, 2005*

10.18 2005 Equity Incentive Plan, adopted October 14, 2005*

10.19 Restated Amendment to Secured Line of Credit by and between Dynasig Corporation, Dynamic Biometric Systems, Inc., and Visitalk Capital Corporation

14.1 Code of Ethics*

21.1 Subsidiaries of the Small Business Issuer*

23.1 Auditor's Consent of Epstein, Weber & Conover, P.L.C.*

31.1 Certification of Chief Executive Officer*

31.2 Certification of Chief Financial Officer*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Incorporated by reference from Dynamic Biometric Systems Inc. Form 10-SB as filed with the Securities and Exchange Commission on December 16, 2005.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to us by Epstein, Weber & Conover, LLP, our principal accountant, for professional services rendered for the years ended December 31, 2005 and 2004, respectively:

SERVICE              2005    2004
Audit fees          $9,300  $5,980
Audit-related fees       -       -
Tax fees                 -       -
All other fees           -       -
                    ------  ------
Total               $9,300  $5,980



     Audit fees. Audit fees consist of fees billed for professional services rendered for the audits of our consolidated financial statements and reviews performed in connection with filings with the Securities and Exchange Commission.

     Tax fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

     All Other Fees. All other fees consist of fees billed for products and services provided by the principal accountant other than audit, audit-related and tax fees.

     Our Board of Directors serves as the Audit Committee and has unanimously approved all services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. There have been no non-audit services provided by our independent accountant in 2005.

     To the Company's knowledge, 0% of the hours expended on the principal accountant's engagement to audit our financial statements for the fiscal year ended December 31, 2005 were attributed to work performed by persons other than the principal accountant's full-time employees.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DYNAMIC BIOMETRIC SYSTEMS, INC.
                                   (Registrant)



Dated: March 30, 2006               By:   /s/ Michael S. Williams
                                       --------------------------
                                         Michael S. Williams
                                         Chairman of the Board


Dated: March 30, 2006               By:   /s/ Richard C. Kim
                                       ---------------------
                                         Richard C. Kim
                                         Chief Executive Officer and President


Dated: March 30, 2006               By:   /s/ Lanny R.  Lang
                                       ---------------------
                                         Lanny R. Lang
                                         Secretary and Treasurer (Chief
                                           Accounting Officer)