Form 10QSB
period 2006-03-31
Dynamic Biometric Systems, Inc.
filed 2006-05-12
CIK 1342578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                  For the quarterly period ended March 31, 2006

                                       or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
          For the transition period from _________________ to _________________

                        Commission file number: 001-32706
                                                ---------

                         DYNAMIC BIOMETRIC SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

     NEVADA     20-4809793
     (State or other jurisdiction of     (IRS Employer
     incorporation or organization)     Identification No.)

     1711 W. GREENTREE DR., SUITE 116, TEMPE, AZ     85284
     (Address of principal executive offices)     (Zip Code)

                                 (480) 705-9110
                           (Issuer's telephone number)


   (former name, former address and fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

     The number of shares outstanding of the Issuer's common equity as of May 11, 2006 was 11,347,773.

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------

                            INDEX TO THE FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION                                                 3
Item 1.  Financial Statements                                                  3
Consolidated Balance Sheets as of March 31, 2006 (unaudited) and
     December 31, 2005                                                         3

Consolidated Statements of Operations for the three-months ended
     March 31, 2006 and 2005 and from inception to March 31, 2006
     (unaudited)                                                               4

Consolidated Statements of Cash Flows for the three-months ended
     March 31, 2006 and 2005 and from inception to March 31, 2006
     (unaudited)                                                               5

Notes to the Consolidated Financial Statements                                 7

Item 2.  Management's Discussion and Analysis or Plan of Operation            14
Item 3.  Controls and Procedures                                              20

PART II.  OTHER INFORMATION                                                   21
Item 1.  Legal Proceedings                                                    21
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          21
Item 3.  Defaults Upon Senior Securities                                      21
Item 4.  Submission of Matters to a Vote of Security Holders                  21
Item 5.  Other Information                                                    21
Item 6.  Exhibits                                                             21
SIGNATURES                                                                    22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                        March 31, 2006        Dec. 31, 2005

                                                                                         (unaudited)          ---------------
                                                                                        ------------
ASSETS
CURRENT ASSETS:
Cash                                                                                    $     1,494           $          330
Inventories                                                                                  33,244                   31,884
Prepaid expenses and other current assets                                                     2,834                    6,699
                                                                                        ------------          ---------------
Total current assets                                                                         37,572                   38,913

MACHINERY AND EQUIPMENT, net                                                                 15,447                   18,615

PATENT AND INTELLECTUAL PROPERTY RIGHTS, net                                                 13,494                   13,688
LICENSES AND TECHNOLOGY, net                                                                  4,000                    5,000
OTHER ASSETS, net                                                                               775                      844
                                                                                        ------------          ---------------
                                                                                        $    71,288           $       77,060

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                                        $    90,886           $       60,130
Due to related parties                                                                      166,113                  104,721
Note payable to related party                                                               333,550                  292,500
Note payable                                                                                 55,000                   55,000
Accrued salaries and payroll taxes                                                           35,367                    8,454
Other accrued liabilities                                                                       722                      112
                                                                                        ------------          ---------------
Total current liabilities                                                                   681,638                  520,917

COMMITMENTS AND CONTINGENCIES                                                                     -                        -

STOCKHOLDERS' DEFICIT:

Undesignated Preferred stock; 8,000,000 shares authorized, no shares issued and
     outstanding                                                                                  -                        -

Series A Preferred; $1.00 liquidation preference, 2,000,000 shares authorized,
     696,096 issued and outstanding                                                         696,096                  696,096

Common stock; $.001 par value, 190,000,000 shares authorized, 11,347,773 shares
     issued and outstanding                                                                  11,348                   11,348
Deficit accumulated in the development stage                                             (1,317,794)              (1,151,301)
                                                                                        ------------          ---------------
Total stockholders' deficit                                                                (610,350)                (443,857)
                                                                                        ------------          ---------------
                                                                                        $    71,288           $       77,060

     The accompanying notes are an integral part of these consolidated balance sheets.

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                                              Three months ended          Inception to
                                                                   March 31,                 March 31,
                                                            2006          2005                  2006
                                                                 (unaudited)                 (unaudited)
                                                        ------------  ------------------  --------------
REVENUES                                                $       200   $               -   $     9,879

COSTS OF REVENUES                                             3,906                  41        19,818

GROSS MARGIN/(LOSS)                                          (3,706)                (41)       (9,939)
                                                        ------------  ------------------  ------------

OPERATING EXPENSES:
Research and development                                     41,085              34,483       538,243
Selling and marketing                                        12,647              18,912       124,211
General and administrative                                   25,552              22,267       250,478
Legal and professional fees                                  67,674              35,743       226,405
Depreciation and amortization                                 4,433               4,634        34,997
     Total operating expenses                               151,391             116,039     1,174,334

LOSS FROM OPERATIONS                                       (155,097)           (116,080)   (1,184,273)

OTHER INCOME/(EXPENSE):
Loss on disposal of machinery and equipment                       -                   -        (2,515)
Interest expense                                            (11,397)             (3,897)      (44,432)
Interest income                                                   -                   -           350
     Total other income/(expense)                           (11,397)             (3,897)      (46,597)
                                                        ------------  ------------------  ------------

NET LOSS                                                $  (166,494)           (119,977)   (1,230,870)
                                                                                          ------------

NET LOSS PER COMMON SHARE:
Basic                                                   $     (0.02)  $           (0.01)  $     (0.13)
Diluted                                                 $     (0.02)  $           (0.01)  $     (0.13)
                                                        ============  ==================  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic                                                    11,347,773          11,347,773    10,640,455
Diluted                                                  11,347,773          11,347,773    10,640,455

    The accompanying notes are an integral part of these consolidated financial statements.

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                                              Three months ended        Inception to
                                                                   March 31,               March 31,
                                                            2006          2005                2006
                                                                 (unaudited)             (unaudited)
                                                        ------------  ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $  (166,494)  $      (119,977)  $(1,230,870)
Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                            4,433             4,634        35,043
     Unearned stock-based fees earned                             -            25,000       100,000

Loss on disposition of machinery and equipment                    -                 -         2,515
Note issued for consulting fees                                   -                 -        45,823

Common stock issued for consulting services                       -                 -           575

Recapitalization as a result of the reverse acquisition           -                 -           944
Changes in assets and liabilities:
Decrease in accounts receivable                                   -               960             -
Increase in inventories                                      (1,360)           (3,803)      (33,244)

Decrease (increase) in prepaid expenses and other
     current assets                                           3,865           (27,979)       (2,834)
Increase in accounts payable                                 30,755             8,106        90,886

Increase in accrued salaries and payroll taxes               26,913                 -        35,367
Increase in other accrued liabilities                           610             4,283        33,752
                                                        ------------  ----------------  ------------
Net cash used in operating activities                      (101,278)         (108,776)     (922,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs expended                                       -                 -        (1,389)
Purchases of machinery and equipment                              -            (7,642)      (45,186)

Purchases of patent and intellectual property rights              -            (3,312)      (14,698)
Purchases of licenses and technology                              -                 -       (10,000)
Net cash used in investing activities                             -           (10,954)      (71,273)
                                                        ------------  ----------------  ------------

                                   (continued)

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                   (CONTINUED)

                                                              Three months ended        Inception to
                                                                   March 31,               March 31,
                                                            2006          2005                2006
                                                                 (unaudited)             (unaudited)
                                                        ------------  ----------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                      -                -          4,000
Preferred stock sold                                              -           45,000        515,000
Advances due from (to) related parties                       61,392              424        142,260
Borrowings on notes payable to related party                 41,050           75,000        333,550
                                                        ------------  ----------------  ------------
Net cash provided by financing activities                   102,442          120,424        994,810

NET INCREASE (DECREASE) IN CASH                               1,164              694          1,494
CASH, beginning of period                                       330           14,867              -
CASH, end of period                                    $      1,494   $       15,561       $  1,494
                                                        ------------  ----------------  ------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                          $          -   $            -       $      -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
Note issued for professional fees                      $          -   $            -       $ 45,823

Common stock issued for consulting services            $          -   $            -       $    575


Preferred stock issued as unearned stock-based fees    $          -   $            -       $100,000

Unearned stock-based fees earned                       $          -   $       25,000       $100,000

    The accompanying notes are an integral part of these consolidated financial statements.

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)

                                 MARCH 31, 2006
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Dynamic Biometric Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three months ended March 31, 2006 may not be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

(2)  ORGANIZATION AND OPERATIONS

The Company was originally incorporated in Arizona on September 3, 2004 under the name VT Gaming Services, Inc. The Company was a wholly owned subsidiary of Visitalk Capital Corporation ("VCC") and formed as part of the implementation of a confirmed Chapter 11 reorganization plan (the "Visitalk Plan") of visitalk.com, Inc. ("Visitalk.com"). On December 31, 2004, pursuant to an Exchange Agreement, the Company acquired all of the outstanding capital stock of DynaSig Corporation, an Arizona corporation ("DynaSig"), in a tax-free, stock for stock exchange. In April 2005, the Company adopted its current name of Dynamic Biometric Systems, Inc.

The Company, through its wholly owned subsidiary DynaSig, develops and sells a unique, dynamic biometric identification system based on the act or process of signing a name or other handwriting (a "Dynamic Signature"). Our product, the DynaSig System, consists of a proprietary, dynamic biometric capture device (the "Bio-Pen") plus the proprietary registration and authentication software that compares a Dynamic Signature captured by the Bio-Pen with a reference template. Our newest product, just introduced, is a secure e-mail attachment application, called the "Person-to-Person Lockbox" ("Lockbox"). The Lockbox can be used with any e-mail system and assures the identity of both the sender and receiver. The Lockbox is easy to create and easy for a recipient to save in its "locked" state. The Lockbox can hold multiple documents created using different programs, e.g. a word processing document, a blueprint, and a video file. The DynaSig System may be also be utilized for electronic document execution and control, to prevent credit card fraud and identity theft in e-commerce and Internet financial transactions, and for government and corporate security, including Internet, device and information access.

(3)  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, DynaSig. All material inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared to give retroactive effect to June 17, 2003 (date of inception), of the reverse acquisition completed on December 31, 2004, and represent the operations of DynaSig. As of March 31, 2006, the Company is still in the development stage and will continue in the development stage until generating revenues from the sales of its products or services.

     RECLASSIFICATION

Certain amounts as of December 31, 2005 have been reclassified to conform to the current presentation.

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

     LOSS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. The diluted EPS includes common shares that would have been outstanding if convertible debt had been converted into common shares as of March 31, 2006. Dilutive securities were not considered in the calculation of diluted EPS for the three months ended March 31, 2006 and 2005 because the effect of their inclusion would be antidilutive. The following table presents the computation of basic and diluted loss per share for the three months ended March 31, 2006 and 2005, respectively:

                                               Weighted
                                  Loss      Average shares   Per share
                               ==========  ===============  ===========
2006
----
Net loss                       $(166,494)
Preferred stock dividend         (25,746)
Loss to common stockholders    $(192,240)

Basic loss per share           $(192,240)       11,347,773  $    (0.02)
Effect of dilutive securities  N/A
Diluted loss per share         $(192,240)       11,347,773  $    (0.02)

2005
----
Net loss                       $(119,977)
Preferred stock dividend         (22,232)
Loss to common stockholders    $(142,209)

Basic loss per share           $(142,209)       11,347,773  $    (0.01)
Effect of dilutive securities  N/A
Diluted loss per share         $(142,209)       11,347,773  $    (0.01)



The following table presents the computation of basic and diluted loss per share for the period from June 17, 2003 (date of inception) through March 31, 2006.

                                                 Weighted
                                  Loss        Average shares   Per share
                               ==========    ===============  ===========
Inception to March 31, 2006
---------------------------
Net loss                       $(1,230,870)
Preferred stock dividend          (197,661)
Loss to common stockholders    $(1,428,531)

Basic loss per share           $(1,428,531)       10,640,455  $    (0.13)
Effect of dilutive securities  N/A
Diluted loss per share         $(1,428,531)       10,640,455  $    (0.13)

     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing SFAS No. 154.

(4)  DUE TO RELATED PARTIES

Due to related parties is comprised of the following as of March 31, 2006:

Due to Optisense Corporation              $ 80,868
Financial consulting fees to VCC            50,000
Accrued interest due to VCC (see Note 5)    35,245
                                          --------
                                          $166,113

Optisense Corporation ("Optisense") is 100% owned by Richard C. Kim Ph.D., the Company's Chief Executive Officer and largest stockholder. The amount due to Optisense is unchanged from December 31, 2005. Subsequent to March 31, 2006, Dr. Kim made a $10,000 short-term loan to the Company for general working capital purposes (see Note 10).

During the three months ended March 31, 2006, the Company incurred additional financial consulting fees to VCC totaling $50,000 under an advisory agreement (see Note 8). Subsequent to March 31, 2006, VCC agreed to convert all accrued interest and a portion of the LOC principal balance into stock. Contemporaneously, the Company issued a new $50,000 note to VCC for these financial consulting fees under a new Secured Loan Agreement (see Note 10).

(5)  NOTE PAYABLE TO RELATED PARTY

On December 27, 2004, DynaSig entered into a line of credit agreement ("LOC") with VCC for up to $100,000. In June 2005, the LOC was amended to provide for increased borrowing of up to $350,000. Any advances under the LOC are represented by individual notes (the "LOC Notes") which are due on demand and secured by a lien on all of DynaSig's assets. The LOC Notes and any accrued interest are convertible into shares of Series A Preferred at a price of $1.00 per share. As of March 31, 2006, principal balance of the LOC Notes totaled $333,550, and accrued interest totaled $35,245.

Subsequent to March 31, 2006, VCC agreed to convert all accrued interest and a portion of the LOC principal balance into stock. Contemporaneously, the Company entered into a new Secured Loan Agreement with VCC which replaces in its entirety the LOC (see Note 10).

(6)  SERIES B OFFERING

On January 10, 2006, the board of directors designated 1,000,000 shares of Series B 15% Cumulative Convertible Preferred stock ("Series B Preferred"). Shares of the Series B Preferred will be sold for $1.00 per share in an offering document prepared for that purpose (the "Series B Offering"). All shares of Series B Preferred sold under the Series B Offering will be newly issued shares and are being sold by the Company solely to "accredited investors" as defined in Rule 506 of Regulation D as promulgated under the Securities Act of 1933. New funds raised under the Series B Offering would be used for general working capital, marketing, reduction of liabilities, and the acquisition of materials, components and additional tooling. The Series B Preferred is pari passu with the Series A Preferred except that each dollar of Series B Preferred and any accumulated dividends are convertible into two shares of the Company's common stock, or $.50 per share. Shares of Series B Preferred also automatically convert at the same time the Series A Preferred converts, if the bid price on an established market for the Company's common stock is more than $2.10 for 60 consecutive trading days. The Series B Offering has been extended and now expires on the earlier of the date the Company's common stock is approved for trading or May 31, 2006.

Under the new Series B Offering, VCC will receive an unaccountable expense allowance which includes 15,000 shares of Series B Preferred, and a cash payment of 1 % of the total gross proceeds from the Series B Offering.

(7)  STOCK PURCHASE WARRANTS

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

                            A & B           C & D           E & F
                           Warrants        Warrants        Warrants
Warrants outstanding,
     December 31, 2005     13,570,028      13,570,028      13,570,028

Exercise price             $     2.00      $     3.00      $     4.00

Expiration date            June 17, 2006   Dec. 31, 2006   Dec. 31, 2006


     ADJUSTMENT TO PLAN WARRANTS OUTSTANDING

In accordance with the Visitalk Plan, up to 2,050,395 additional Plan Warrants in each series may be issued to 405 additional claimants, but will only be issued if such claimants execute an agreement with the Company. This agreement includes an assignment or release of claims against Visitalk.com as specified in the Visitalk Plan. As of May 11, 2006, a total of 97 claimants have executed such agreements and have been issued 342,371 Plan Warrants in each series. Claimants not returning an executed agreement by June 15, 2006 will forfeit their rights to receive their respective Plan Warrants.

                                          A & B           C & D           E & F
                                         Warrants        Warrants        Warrants
Warrants outstanding, December 31, 2005  13,570,028      13,570,028      13,570,028
Adjustment to Warrants outstanding          684,742         684,742         684,742
                                         ----------      ----------      ----------
Warrants outstanding, May 11, 2006       14,254,770      14,254,770      14,254,770

(8)  RELATED PARTY

VCC is a Phoenix, Arizona-based investment and consulting company that holds various interests in companies and provides corporate restructuring and consulting services. VCC wholly owned the Company at its formation and still owns 1,050,158 shares of the Company's common stock. Michael S. Williams, a director of the Company, and Lanny R. Lang, an officer and director of the Company, are officers and directors of VCC. Mr. Williams and Mr. Lang also jointly own 220,105 shares of the Company's common stock through a limited liability company not affiliated with VCC, which they received for consulting provided to DynaSig in 2003. Including these shares, VCC's shares of Series A Preferred on an as-converted basis, and assuming VCC was to convert its LOC Notes into common stock, VCC and its affiliates would own approximately 17.1% of the voting capital stock of the Company as of March 31, 2006.

On December 27, 2004, DynaSig entered into a LOC with VCC for up to $100,000, which was amended in June 2005 to provide for increased borrowing of up to $350,000 (see Note 5). Effective December 31, 2004, the Company engaged VCC to provide financial consulting, audit coordination, capital advisory, and investment banking services until the Company's common stock is trading. VCC received 100,000 shares of Series A Preferred for these services. After completion of the initial services described above, the Company can, at its option, continue to use VCC's services for a fee of $175 per hour. During the three months ended March 31, 2006 and 2005, the Company recorded fees to VCC of $50,000 and $25,000, respectively.

Subsequent to March 31, 2006, VCC agreed to convert all accrued interest and a portion of the LOC principal balance into stock. Contemporaneously, the Company entered into a new Secured Loan Agreement which replaces in its entirety the LOC and issued a new $50,000 note to VCC for its financial consulting fees (see Note
10).

(9)  GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses in its development stage and has not yet obtained capital needed to achieve management's plans and support its operations and there is no assurance that the Company will be able to raise such financing. Future losses are anticipated and the Company's operations, even if successful, may not result in cash flow sufficient to finance the continued expansion of its business. The Company is in the development stage and will require substantial additional financing to fully implement its plan of operations and emerge from the development stage. The Company's success is also dependent on Richard C. Kim Ph.D., the Company's Chief Executive Officer and largest stockholder. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of a major portion of the assets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company intends to raise funding under a Series B Offering (see Note 6). In addition, subsequent to March 31, 2006, DynaSig entered into a Master Sales Agreement with Delta Resources, LLC, a Scottsdale, Arizona-based sales agency ("Delta"), as a non-exclusive independent sales agent to solicit orders for the Company's products (see Note 10). Although no assurances can be given, management believes that the current funding plan related to the Series B Offering and the new sales plan with Delta will allow the Company to obtain sufficient capital for operations, to generate sales, and to continue as a going concern.

(10)  SUBSEQUENT EVENTS

     BORROWINGS FROM DR. KIM

On April 13, 2006, Dr. Kim made a $10,000 short-term loan to the Company for general working capital purposes. On May 11, 2006, the Company and Dr. Kim agreed to convert this loan into a note issued under a new Secured Loan Agreement (see below).

     MASTER SALES AGREEMENT

On May 1, 2006, DynaSig entered into a Master Sales Agreement ("MSA") with Delta Resources, LLC, a Scottsdale, Arizona-based sales agency ("Delta"), with respect to the sale of DynaSig's products as set forth in the MSA (the "Products"). Under terms of the MSA, Delta is appointed as DynaSig's non-exclusive independent sales agent to solicit orders for the Products, on a best efforts basis and at its own expense. DynaSig shall pay Delta a cash commission calculated as the difference between the Actual Sales Price and the Delta Floor Price ("Commission Amount"), as such terms are defined in the MSA. As additional consideration, the Company will grant Delta warrants to purchase shares of its common stock ("Commission Warrants"), issued pursuant to a Master Warrant Agreement. The total number of Commission Warrants to be granted to Delta for each period will be determined by a calculation whereby the Commission Amount, if any, will be divided by the market value of the Company's common stock, determined quarterly by the Company. The Commission Warrants will be for a term of two years from issuance and the shares of common stock issued to Delta upon exercise have no registration right other than "piggyback" registration rights. The MSA may be cancelled by DynaSig without cause with 30 days notice. Delta has certain rights for 90 days after such cancellation for sales of the Products that close in that period.

     CONVERSION OF DEBT BY VCC

On May 10, 2006, VCC agreed to accept 85,000 newly issued shares of the Company's Series A Preferred in settlement of accrued interest at that date totaling $40,795, and LOC Notes in the principal amount of $44,205.

     SECURED LOAN AGREEMENT ("SLA")

On May 11, 2006, the Company entered into new Secured Loan Agreements ("SLA") with VCC and Dr. Kim. The maximum principal amount of notes that may be issued under the SLA ("SLA Notes") is $500,000 to VCC and $100,000 to Dr. Kim. Contemporaneously, a new SLA Note for $299,845 was issued to VCC, which repaid the remaining principal balance of the LOC Notes outstanding as of that date (see Note 5), and a new SLA Note for $10,000 was issued to Dr. Kim, which repaid the short-term loan from Dr. Kim discussed above. The Company also issued a new SLA Note to VCC for $50,000 to pay the financial consulting fees incurred during the three months ended March 31, 2006 (see Note 4). All SLA Notes are secured, and the principal and interest, if any, are convertible into Series A Preferred at $1.00 per share. The SLA Notes are due on October 30, 2006. The interest rate is set at the time an SLA Note is executed, currently 15% per annum, payable monthly on the first day of the month. Any advances under the SLA are solely at VCC's or Dr. Kim's option.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations, financial projections and performance and acceptance of our products in the marketplace. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB or incorporated herein by reference. See "Factors Affecting Future Performance" below.

PLAN OF OPERATIONS

We were originally incorporated in Arizona on September 3, 2004 under the name VT Gaming Services, Inc. We were a wholly owned subsidiary of Visitalk Capital Corporation ("VCC") and formed as part of the implementation of a confirmed Chapter 11 reorganization plan (the "Visitalk Plan") of visitalk.com, Inc. ("Visitalk.com"). On December 31, 2004, pursuant to an Exchange Agreement, we acquired all of the outstanding capital stock of DynaSig Corporation, an Arizona corporation ("DynaSig"), in a tax-free, stock for stock exchange. In April 2005, we adopted our current name of Dynamic Biometric Systems, Inc.

Through our wholly owned subsidiary DynaSig, we are developing and selling a unique, dynamic biometric identification system based on the act or process of signing a name or other handwriting (a "Dynamic Signature"). Our product, the DynaSig System, consists of a proprietary, dynamic biometric capture device (the "Bio-Pen") plus the proprietary registration and authentication software that compares a Dynamic Signature captured by the Bio-Pen with a reference template. Our newest product, just introduced, is a secure e-mail attachment application, called the "Person-to-Person Lockbox" ("Lockbox"). The Lockbox can be used with any e-mail system and assures the identity of both the sender and receiver. The Lockbox is easy to create and easy for a recipient to save in its "locked" state. The Lockbox can hold multiple documents created using different programs, e.g. a word processing document, a blueprint, and a video file. The DynaSig System may be also be utilized for electronic document execution and control, to prevent credit card fraud and identity theft in e-commerce and Internet financial transactions, and for government and corporate security, including Internet, device and information access.

Our current sales plan is to sell all our products through direct marketing to individuals and major users, through manufacturer's representatives and through value added resellers. We believe the best way to promote the DynaSig System initially, and solicit interest from both major users as well as manufacturer's representatives and value added resellers, is through displays and demonstrations at biometric conferences and trade shows, both domestically and internationally. On May 1, 2006, we entered into an agreement with Delta Resources, LLC, a Scottsdale, Arizona-based sales agency ("Delta"), with respect to the sale of our products. Under terms of our agreement, Delta is appointed as a non-exclusive independent sales agent to solicit orders for our products, on a best efforts basis and at Delta's own expense. We will pay Delta a cash commission calculated pursuant to the agreement. Delta may also earn warrants to purchase shares of our common stock on a quarterly basis determined by the cash commission divided by the market value of our common stock. Such warrants will be for two years from issuance and have limited "piggyback" registration rights.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

We had revenues of $200 for the three months ended March 31, 2006 compared no revenues for the three months ended March 31, 2005. The revenues for the three months ended March 31, 2006 consisted of an initial sale to a potential independent representative for their review and evaluation of the Bio-Pen.

Costs of revenues were $3,906 for the three months ended March 31, 2006 compared to $41 for the three months ended March 31, 2005. Costs of revenues will generally include materials and labor associated with the installation, implementation, warranty and support of the Bio-Pen and components sold. For the three months ended March 31, 2006, costs of revenues also includes a charge of $3,777 for discontinued or unsalable versions of the Bio-Pen.

The components of operating expenses for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 are as follows:

                                      2006              2005
                                    ========           ======
                                Amount     %      Amount     %
                               --------  ------  --------  ------
Research and development       $ 41,085    27.1  $ 34,483    29.7
Selling and marketing            12,647     8.4    18,912    16.3
General and administrative       25,552    16.9    22,267    19.2
Legal and professional           67,674    44.7    35,743    30.8
Depreciation and amortization     4,433     2.9     4,634     4.0
                               $151,391   100.0  $116,039   100.0

Research and development expenses are comprised primarily of outside development costs and payroll and related costs. Outside development costs were $10,711 and

$6,045 for the three months ended March 31, 2006 and 2005, respectively, consist of purchases of components, parts and supplies from numerous outside development companies and individuals for the development of the DynaSig System since inception. Payroll and related costs were $29,731 and $25,248 for the three months ended March 31, 2006 and 2005, respectively, and include one-half of the payroll and related costs of Richard C. Kim Ph.D., our Chief Executive Officer and largest stockholder, and one other full-time employee involved in development.

Selling and marketing expenses decreased $6,265 to $12,647 for the three months ended March 31, 2006. This total amount compared to $18,912 for the three months ended March 31, 2005. Commencing January 1, 2005, we engaged Matthew E. Doty as our Vice President of Business Development, but he currently works as a consultant. Mr. Doty's consulting fee for the three months ended March 31, 2006 was only $6,000 compared to $10,600 for the three months ended March 31, 2005, as Mr. Doty's services were reduced to part-time due to funding constraints. We expect to expand on our marketing expenditures as sufficient funding becomes available.

General and administrative expenses increased $3,285 to $25,552 for the three months ended March 31, 2006. This total amount compared to $22,267 for the three months ended March 31, 2005. Material components of general and administrative expenses were as follows:

                              2006              2005
                            ========           ======
                         Amount     %      Amount     %
                        --------  ------  --------  ------
Payroll and related     $13,456    52.6  $12,733    57.2
Key-man life insurance    1,651     6.5    1,915     8.6
Rent                      7,529    29.5    4,569    20.5
Other                     2,916    11.4    3,050    13.7
                        $25,552   100.0  $22,267   100.0

One-half of Dr. Kim's payroll and related costs is allocated to general and administrative expense, determined to be the proper allocation of his time between his G&A and R&D activities. Additionally, as we are highly dependent on the continued services of Dr. Kim, we purchased a $2 million key man life insurance policy on Dr. Kim. Rent expense for the three months ended March 31, 2006 and 2005 is for our 1,443 square foot office facility in Tempe, Arizona. Rent expense increased slightly during the second year of our lease. We believe this facility will be suitable in the early stages of production, but we may need additional space in the future. The lease expires on February 28, 2007.

Legal and professional fees increased $31,931 to $67,674 for the three months ended March 31, 2006 compared to $35,743 for the three months ended March 31, 2005. A substantial portion of these fees for the three months ended March 31, 2006, totaling $50,000, related to financial consulting services under our agreement with VCC. Corresponding fees to VCC for the three months ended March 31, 2005 were $25,000. Accounting and audit fees of $9,300 to our independent registered public accounting firm during the three months ended March 31, 2006 accounted for the remainder of the increase.

Interest expense increased to $11,397 for the three months ended March 31, 2006 from $3,897 for the three months ended March 31, 2005, related to borrowings under our line of credit agreement ("LOC") with VCC. Interest on the LOC Notes accrues at 15% per annum. We owed $333,550 to VCC for advances under the LOC as of March 31, 2006 compared to $100,000 as of March 31, 2005. These increased borrowings under the LOC are the principal component of increased interest expense.

As a result of the above, our net loss for the three months ended March 31, 2006 totaled $166,494 or $.02 per share. This compares to a net loss for the three months ended March 31, 2005 of $119,977 or $.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

     MARCH 31, 2006 COMPARED TO MARCH 31, 2005

Cash and cash equivalents were $1,494 as of March 31, 2006 compared to $15,561 as of March 31, 2005. Cash provided by financing activities supported our operations for both the three months ended March 31, 2006 and 2005. For the three months ended March 31, 2006, we operated principally on $41,050 of cash borrowings under the LOC compared to $75,000 of cash borrowings under the LOC for the three months ended March 31, 2005.

Debt structure as ofMarch 31, 2006. As of March 31, 2006, we owed $333,500 to VCC for advances under the LOC. We also owed $55,000, including interest, to Milestone Equity Partners Phoenix, LLC (the "Milestone Note"), which was due on December 20, 2005. We do not have sufficient funds to pay the Milestone Note. In December 2005, we contacted Milestone and requested either an extension or conversion of the Milestone Note. Milestone has never responded to our offer. We still owed Optisense $80,868 as of March 31, 2006. Other than these obligations, we owed $90,866 in trade accounts payable obligations, $85,245 of related party obligations to VCC, $35,367 in accrued salaries and payroll taxes, and $722 of other accrued liabilities.

New financing plan. We intend to raise funding under a private placement of a newly designated Series B 15% Cumulative Convertible Preferred stock ("Series B Preferred"). All shares of the Series B Preferred are being sold for $1.00 per share in an Offering document prepared for that purpose ("Series B Offering"). New funds raised under the Series B Offering would be used for general working capital, marketing, and the acquisition of materials, components and additional tooling. The Series B Preferred is pari passu with the Series A Preferred except that each dollar of Series B Preferred and any accumulated dividends are convertible into two shares of common stock, or $.50 per share. Shares of Series B Preferred also automatically convert at the same time the Series A Preferred converts, if the bid price on an established market for our common stock is more than $2.10 for 60 consecutive trading days. All shares of Series B Preferred sold under the Series B Offering will be newly issued shares and are being sold solely to "accredited investors" as defined in Rule 506 of Regulation D as promulgated under the Securities Act of 1933. Under the Series B Offering, VCC will receive an unaccountable expense allowance of 15,000 shares of Series B Preferred, and a cash payment of 1 % of the total gross proceeds from the Series B Offering. The Series B Offering also provides for the issuance of Selling Agent Warrants, to the extent that a qualified broker-dealer sells shares under the Series B Offering, at the same rate as under the Series A Offering. The Series B Offering has been extended and now expires on the earlier of the date our common stock is approved for trading or May 31, 2006.

There are risks inherent in our reliance on our financing plan. Should we be unable to raise sufficient capital, it is possible that we will be incapable of paying our liabilities. If vendors are not timely paid, they may be unwilling to continue doing business with us. VCC, as our secured creditor, could foreclose on all our assets, effectively causing us to cease operations. If we are unable to raise sufficient funds with the Series B Offering, we will be forced to assume more debt, and it will presumably be very difficult to find a lender willing to extend us credit, other than VCC or Dr. Kim.

NewSecured LoanAgreement. On May 11, 2006, DynaSig entered into new Secured Loan Agreements ("SLA") with VCC and Dr. Kim. The maximum principal amount of notes that may be issued under the SLA ("SLA Notes") is $500,000 to VCC and $100,000 to Dr. Kim. Contemporaneously, a new SLA Note for $299,845 was issued to VCC, which repaid the remaining principal balance of the LOC Notes outstanding as of that date, and a new SLA Note for $10,000 was issued to Dr. Kim, which repaid the short-term loan from Dr. Kim in April 2006. We also issued a new SLA Note to VCC for $50,000 to pay the financial consulting fees incurred during the three months ended March 31, 2006. All SLA Notes are secured, and the principal and interest, if any, are convertible into Series A Preferred at $1.00 per share. The SLA Notes are due on October 30, 2006. The interest rate is set at the time an SLA Note is executed, currently 15% per annum, payable monthly on the first day of the month. Any advances under the SLA are solely at VCC's or Dr. Kim's option.

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

Manufacturing costs. We have purchased and have on hand sufficient inventory to manufacture a few hundred Bio-Pens. The selling price of our product ranges from $175 for a single Bio-Pen to $50,000 for a complete DynaSig System for enterprise solution (WAN or Internet server licenses). We cannot determine to what extent we will be profitable, if at all, at these targeted selling prices.

Sales and marketing. Our current sales plan is to sell all our products through direct marketing to individuals and major users, through manufacturer's representatives and through value added resellers. We believe the best way to promote the DynaSig System initially, and solicit interest from both major users as well as manufacturer's representatives and value added resellers, is through displays and demonstrations at biometric conferences and trade shows, both domestically and internationally. Accordingly, it will be necessary to incur expenditures for trade show participation, demonstrations and exhibits, marketing materials, advertisements and promotional expenditures and additional Web site development. On May 1, 2006, we entered into an agreement with Delta with respect to the sale of our products. Under terms of our agreement, Delta is appointed as a non-exclusive independent sales agent to solicit orders for our products, on a best efforts basis and at Delta's own expense.

Legal and professional. There will be additional costs estimated at approximately $50,000 through our year ended December 31, 2006 for continuing accounting, legal and business consulting expenses. These expenses include (a) the services of VCC, (b) legal fees and costs related to SEC reporting and compliance requirements as a fully reporting public company, (c) ongoing auditor's fees for audit and reviews and (d) legal fees for expanded patent, trademark and intellectual property protection.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Financial Reporting Release ("FRR") No. 60, released by the SEC in 2001, requires all companies to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. In addition, FRR No. 61, also released in 2001, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our summary of significant accounting policies are described in Note 3 to the Consolidated Financial Statements. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL
COMMITMENTS

We have no off-balance sheet arrangements, contractual obligations or commercial commitments.

FACTORS AFFECTING FUTURE PERFORMANCE

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend that forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "projects," "plans," "estimates" and similar expressions identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to the differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2005, including those in the Notes to Financial Statements and in "Management's Discussion and Analysis or

Plan of Operations" and "Description of Business - Factors Affecting Future Performance" sections which are incorporated by reference in this Form 10-QSB.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation that the future events, plans or expectations contemplated will be achieved. We undertake no obligation to publicly update, review or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any forward-looking statements are based. Our filings with the SEC, including the Form 10-KSB referenced above, may be accessed at the SEC's Web site, www.sec.gov.

ITEM 3.  CONTROLS AND PROCEDURES

(A)  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

We maintain "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Treasurer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Treasurer concluded that, while our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the SEC, there is a lack of segregation of duties due to the limited number of employees dealing with general administrative and financial matters. At this time, management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are not considered significant, and that the potential benefits of adding additional employees to segregate duties more clearly do not currently justify the associated added expense. However, management will reevaluate the situation periodically and will mitigate the current lack of segregation of duties within the general administrative functions if it believes the risks from such lack of segregation have increased or when additional capital is secured.

(B)  CHANGES  IN  INTERNAL  CONTROLS

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that many currently existing internal controls are undocumented and will be working to document such internal controls over the coming year.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any legal proceedings, nor are we aware of any potential or threatened litigation, or any asserted claims that may result in litigation or other legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(A)  EXHIBITS

10.21 Secured Loan Agreement by and between DynaSig Corporation and Visitalk Capital Corporation dated May 11, 2006.

10.22     Secured Loan Agreement by and between DynaSig Corporation and Richard
C. Kim dated May 11, 2006.

31.1     Certification of Chief Executive Officer.

31.2     Certification of Chief Financial Officer.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DYNAMIC BIOMETRIC SYSTEMS, INC.
                                    (Registrant)



Dated: May 11, 2006                 By:   /s/ Richard C. Kim
                                         ---------------------
                                           Richard C. Kim
                                           Chief Executive Officer and President


Dated: May 11, 2006                 By:   /s/ Lanny R. Lang
                                         --------------------
                                           Lanny R. Lang
                                           Secretary and Treasurer (Chief
                                             Accounting Officer)