Form 10QSB
period 2006-06-30
Dynamic Biometric Systems, Inc.
filed 2006-08-15
CIK 1342578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 CITYPLACEWASHINGTON, STATED.C. POSTALCODE20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                  For the quarterly period ended June 30, 2006

                                       or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
          For the transition period from _________________ to _________________

                        Commission file number: 001-32706
                                                ---------

                         DYNAMIC BIOMETRIC SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

     STATEPLACENEVADA                      20-4809793
     (State or other jurisdiction of     (IRS Employer
     incorporation or organization)     Identification No.)

     1711 W. GREENTREE DR., SUITE 116, TEMPE, AZ    85284
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

     The number of shares outstanding of the Issuer's common equity as of August 14, 2006 was 11,347,773.

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------

                            INDEX TO THE FORM 10-QSB
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION                                                 3
Item 1.  Financial Statements                                                  3
Consolidated Balance Sheets as of June 30, 2006 (unaudited)
    and December 31, 2005                                                      3

Consolidated Statements of Operations for the three months and six months ended June 30, 2006 and 2005 and from inception
    to June 30, 2006 (unaudited)                                               4

Consolidated Statements of Cash Flows for the six months ended
    June 30, 2006 and 2005 and from inception to June 30, 2006 (unaudited)     5

Notes to the Consolidated Financial Statements                                 7

Item 2.  Management's Discussion and Analysis or Plan of Operation            18
Item 3.  Controls and Procedures                                              29

PART II.  OTHER INFORMATION                                                   31

     Item numbers 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.  Exhibits                                                             31
SIGNATURES                                                                    32

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------

CONSOLIDATED BALANCE SHEET
(A DEVELOPMENT STAGE COMPANY)
                                                                                            June 30, 2006
                                                                                              (unaudited)    Dec. 31, 2005
                                                                                           ---------------  ---------------
ASSETS
CURRENT ASSETS:
Cash                                                                                       $       10,575   $          330
Inventories                                                                                        39,774           31,884
Prepaid expenses and other current assets                                                           6,465            6,699
                                                                                           ---------------  ---------------
Total current assets                                                                               56,814           38,913

MACHINERY AND EQUIPMENT, net                                                                       13,349           18,615

PATENT AND INTELLECTUAL PROPERTY RIGHTS, net                                                       20,599           13,688
LICENSES AND TECHNOLOGY, net                                                                        3,000            5,000
OTHER ASSETS, net                                                                                     706              844
                                                                                           ---------------  ---------------
                                                                                           $       94,468   $       77,060

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                                           $       84,558   $       60,130
Due to related parties                                                                             90,954          104,721
Notes payable to related parties                                                                  439,135          292,500
Note payable                                                                                       55,000           55,000
Accrued salaries and payroll taxes                                                                 62,422            8,566
                                                                                           ---------------  ---------------
Total current liabilities                                                                         732,069          520,917

COMMITMENTS AND CONTINGENCIES                                                                           -                -

STOCKHOLDERS' DEFICIT:

Undesignated Preferred stock; 8,000,000 shares authorized, no shares
    issued and outstanding                                                                              -                -


Series A Preferred; $1.00 liquidation preference, 2,000,000 shares authorized,
    781,096 and 696,096 issued and outstanding                                                    781,096          696,096

Common stock; $.001 par value, 190,000,000 shares authorized, 11,347,773 shares
    issued and outstanding                                                                         11,348           11,348
Deficit accumulated in the development stage                                                   (1,430,045)      (1,151,301)
Total stockholders' deficit                                                                      (637,601)        (443,857)
                                                                                           ---------------  ---------------
                                                                                           $       94,468   $       77,060
                                                                                           ---------------  ---------------

     The accompanying notes are an integral part of these consolidated balance sheets.

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

                                              Three-months ended June 30,       Six-months ended June 30,          Inception to
                                                    2006          2005             2006           2005             June 30, 2006
                                                        unaudited)                     (unaudited)                  (unaudited)
                                              -----------------------------   ---------------------------       --------------

REVENUES                                      $         -   $        649      $        200    $       649       $        9,879

COSTS OF REVENUES                                       -            217             3,906            258               19,818
                                              -----------------------------   ---------------------------       --------------
GROSS MARGIN/(LOSS)                                     -            432            (3,706)           391               (9,939)

OPERATING EXPENSES:
Research and development                           37,675         43,034            78,760         77,517              575,918
Selling and marketing                              11,721         32,373            24,368         51,285              135,932
General and administrative                         28,849         24,719            54,401         46,986              279,327
Legal and professional fees                        15,462         25,218            83,136         60,961              241,867
Depreciation and amortization                       4,619          4,904             9,052          9,538               39,616
Total operating expenses                           98,326        130,248           249,717        246,287            1,272,660
                                              -----------------------------   ---------------------------       --------------
LOSS FROM OPERATIONS                              (98,326)      (129,816)         (253,423)      (245,896)          (1,282,599)

OTHER INCOME/(EXPENSE):

Loss on disposal of machinery and equipment             -              -                 -              -               (2,515)
Interest expense                                  (13,925)        (5,253)          (25,322)        (9,150)             (58,357)
Interest income                                         -              -                 -              -                  350
Total other expense                               (13,925)        (5,253)          (25,322)        (9,150)             (60,522)

NET LOSS                                      $  (112,251)  $   (135,069)     $   (278,745)   $  (255,046)      $   (1,343,121)
                                              -----------------------------   ---------------------------       --------------
NET LOSS PER COMMON SHARE:
Basic                                         $     (0.01)  $      (0.01)     $      (0.03)   $     (0.03)      $        (0.15)
Diluted                                       $     (0.01)  $      (0.01)     $      (0.03)   $     (0.03)      $        (0.15)
                                              =============================  ===========================  ==============

WEIGHTED AVE. COMMON SHARES OUTSTANDING:
Basic                                          11,347,773     11,347,773        11,347,773     11,347,773           10,698,495
Diluted                                        11,347,773     11,347,773        11,347,773     11,347,773           10,698,495

    The accompanying notes are an integral part of these consolidated financial statements.

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                         Six months ended
                                                                             June 30,                 Inception to June 30,
                                                                       2006                2005              2006
                                                                    (unaudited)      (unaudited)          (unaudited)
                                                                ------------------  --------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $        (278,745)  $   (255,046)        $(1,343,121)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
      Depreciation and amortization                                          9,052          9,538              39,662
      Unearned stock-based fees earned                                           -         50,000             100,000

      Loss on disposition of machinery and equipment                             -              -               2,515
      Note issued for professional fees                                     50,000          2,335             105,000

      Common stock issued for consulting services                                -              -                 575

      Recapitalization as a result of the reverse acquisition                    -              -                 944
      Changes in assets and liabilities:
      Decrease in accounts receivable                                            -            441                   -
      Increase in inventories                                               (7,890)        (8,037)            (39,774)
      Decrease (increase) in prepaid expenses
          and other current assets                                             234        (22,250)             (6,465)
      Increase in accounts payable                                          24,427          3,860              84,558
      Increase in accrued salaries and payroll taxes                        53,856            112              62,422
                                                                ------------------  --------------    -----------------
        Net cash used in operating activities                             (149,066)      (219,047)           (993,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Organization costs expended                                                  -              -              (1,389)
    Purchases of machinery and equipment                                    (1,134)        (9,588)            (46,320)

    Purchases of patent and intellectual property rights                    (7,423)        (3,312)            (22,121)
    Purchases of licenses and technology                                         -              -             (10,000)
                                                                ------------------  --------------    -----------------
      Net cash used in investing activities                                 (8,557)       (12,900)            (79,830)

                                   (continued)

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                   (CONTINUED)

                                                                         Six months ended
                                                                             June 30,                 Inception to June 30,
                                                                       2006                2005              2006
                                                                    (unaudited)      (unaudited)          (unaudited)
                                                                 -----------------  --------------    ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued for cash                                                 -              -               4,000
    Preferred stock sold                                                         -         90,000             515,000
    Advances from related parties                                           30,318          2,232             135,039
    Borrowings on notes payable to related party                           137,550        130,000             430,050
      Net cash provided by financing activities                            167,868        222,232           1,084,089

NET INCREASE (DECREASE) IN CASH                                             10,245          9,715              10,575
CASH, beginning of period                                                      330         14,867                   -
CASH, end of period                                              $          10,575   $      5,152      $       10,575

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                $               -   $          -      $            -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Note converted to preferred stock                            $          44,205   $          -      $       44,205

    Accrued interest converted to preferred stock                $          40,795   $          -      $       40,795

    Notes issued for accrued interest                            $           3,289   $          -      $        3,289

    Note issued for professional fees                            $          50,000   $      2,335      $      105,000

    Common stock issued for consulting services                  $               -   $          -      $          575

    Preferred stock issued as unearned stock-based fees          $               -   $          -      $      100,000

    Unearned stock-based fees earned                             $               -   $     50,000      $      100,000

    The accompanying notes are an integral part of these consolidated financial statements.

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)

                                  June 30, 2006

(1)  ORGANIZATION AND OPERATIONS

Dynamic Biometric Systems, Inc. (the "Company") was originally incorporated in StateplaceArizona on September 3, 2004 under the name VT Gaming Services, Inc. The Company was a wholly owned subsidiary of Visitalk Capital Corporation ("VCC") and formed as part of the implementation of a confirmed Chapter 11 reorganization plan (the "Visitalk Plan") of visitalk.com, Inc. ("Visitalk.com"). The Visitalk Plan was deemed effective by the Bankruptcy Court on September 17, 2004. On September 22, 2004, Visitalk.com was merged into VCC, which was authorized as the reorganized debtor under the Visitalk Plan. In April 2005, the Company adopted its current name of Dynamic Biometric Systems, Inc. In October 2005, the Company changed its state of incorporation from StateArizona to StateplaceNevada. In July 2006, a Final Decree was entered by the Bankruptcy Court closing the visitalk.com case.

On December 31, 2004, pursuant to an Exchange Agreement, the Company acquired all of the outstanding capital stock of DynaSig Corporation, an StateplaceArizona corporation ("DynaSig"), in a stock for stock exchange. DynaSig develops and sells a unique, dynamic biometric identification system based on the act or process of signing a name or other handwriting (a "Dynamic Signature"). DynaSig's product, the DynaSig System, consists of a proprietary, dynamic biometric capture device (the "Bio-Pen") plus the proprietary registration and authentication software that compares a Dynamic Signature captured by the Bio-Pen with a reference template. The DynaSig System may be utilized for electronic document execution and control, to prevent credit card fraud and identity theft in e-commerce and Internet financial transactions, and for government and corporate security, including Internet, device and information access.

(2)  BASIS OF PRESENTATION AND GOING CONCERN

     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Dynamic Biometric Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three months and six months ended June 30, 2006 may not be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses in its development stage and has not yet obtained capital needed to achieve management's plans and support its operations and there is no assurance that the Company will be able to raise such financing. Future losses are anticipated and the Company's operations, even if successful, may not result in cash flow sufficient to finance the continued expansion of its business. The Company is in the development stage and will require substantial additional financing to fully implement its plan of operations and emerge from the development stage. The Company's success is also dependent on Richard C. Kim, Ph.D., the Company's Chief Executive Officer and largest stockholder. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of a major portion of the assets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Although no assurances can be given, management believes that a new sales plan with Delta Resources, LLC, a Scottsdale, Arizona-based sales agency ("Delta") (see Note 4) and a funding plan related to the Series A Plan Warrants (see Note
11) will allow the Company to generate sales, to obtain sufficient capital for operations and continue as a going concern. New funds raised from the exercise of the Series A Plan Warrants, if any, would be used for general working capital, marketing, reduction of liabilities, and the acquisition of materials, components and additional tooling. There is no assurance that the Company will be successful in obtaining any additional equity capital from the exercise of the Series A Plan Warrants.

(3)  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, DynaSig. All material inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared to give retroactive effect to June 17, 2003 (date of inception), of the reverse acquisition completed on December 31, 2004, and represent the operations of DynaSig. As of June 30, 2006, the Company is still in the development stage and will continue in the development stage until generating revenues from the sales of its products or services.

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

     LOSS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which supersedes APB Opinion No. 15. A table summarizing the computation of basic and diluted EPS is included herein under
Note 10. Due to the net loss incurred in each of the periods presented, the diluted loss per share was the same as basic because any potentially dilutive securities would have reduced the loss per share.

(4)  MASTER SALES AGREEMENT

On May 1, 2006, DynaSig entered into a Master Sales Agreement ("MSA") with Delta with respect to the sale of DynaSig's products as set forth in the MSA (the "Products"). Under terms of the MSA, Delta is appointed as DynaSig's non-exclusive independent sales agent to solicit orders for the Products, on a best efforts basis and at its own expense. When sales are completed, DynaSig will pay Delta a cash commission calculated as the difference between the Actual Sales Price and the Delta Floor Price ("Commission Amount"), as such terms are defined in the MSA.

As additional consideration, the Company will grant Delta warrants to purchase shares of its common stock ("Commission Warrants"), issued pursuant to a Master Warrant Agreement. The total number of Commission Warrants to be granted to Delta for each period will be determined by a calculation whereby the Commission Amount, if any, will be divided by the exercise price of a Commission Warrant established for each period ("Delta Exercise Price"). Such Delta Exercise Price shall be the market value of the Company's common stock, determined at the beginning of each quarter. The initial Delta Exercise Price was established in the MSA at $0.75. The Commission Warrants will be for a term of two years from issuance and the shares of common stock issued to Delta upon exercise have no registration rights other than "piggyback" registration rights. The MSA may be cancelled by DynaSig without cause with 30 days notice. Delta has certain rights for 90 days after such cancellation for sales of the Products that close in that period.

Subsequent to June 30, 2006, the board of directors approved reducing the initial Delta Exercise Price to $.50 per share to match the exercise price of the Series A Plan Warrants (see Notes 8 and 11).

(5)  DUE TO RELATED PARTIES

Due to related parties is comprised of the following:

                                                      June 30, 2006
                                                         (unaudited)  Dec. 31, 2005
                                                     ---------------  --------------
Due to Optisense Corporation                         $        80,868  $       80,868
Fees due to VCC                                                5,000               -
Accrued interest due to VCC (see Note 6)                       4,645          23,853
Accrued interest due to Dr. Kim (see Note 6)                     441               -
                                                     ---------------  --------------
                                                     $        90,954  $      104,721

Optisense Corporation ("Optisense") is 100% owned by Dr. Kim. The amount due to Optisense is unchanged from December 31, 2005. During the six months ended June 30, 2006, the Company incurred additional financial consulting fees to VCC of $55,000 under its advisory agreement. Of this total, VCC accepted a new note for $50,000 issued under a new Secured Loan Agreement ("SLA") with VCC (see
Note 6).

(6)  NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties is comprised of the following:


                                                                                June 30, 2006
                                                                                   (unaudited)  Dec. 31, 2005
                                                                               ===============  ==============
VCC:
Borrowings under line of credit ("LOC")                                        $             -  $      292,500

Principal of LOC Notes transferred to new Secured Loan Agreement ("placeSLA")          299,845               -
New borrowings under placeSLA                                                           26,000
Note issued for consulting fees                                                         50,000
Notes issued for accrued interest                                                        3,152
                                                                               ---------------  --------------
                                                                                       378,997         292,500

Dr. Kim:
New borrowings under placeSLA                                                           60,000               -
Note issued for accrued interest                                                           138               -
                                                                                        60,138               -
                                                                               ---------------  --------------
                                                                               $       439,135  $      292,500
                                                                               ---------------  --------------

On December 27, 2004, DynaSig entered into a line of credit agreement ("LOC") with VCC for up to $100,000. In June 2005, the LOC was amended to provide for increased borrowing of up to $350,000. As of May 11, 2006, the principal balance of the LOC Notes totaled $344,050, and accrued interest totaled $40,795. On that date, VCC agreed to accept 85,000 shares of Series A Preferred at a price of $1.00 per share in payment of $40,795 of accrued interest and $44,205 of principal of the LOC Notes. Also at that date, the balance of the principal of the LOC Notes, $299,845, was transferred to a new SLA Note (see below).

     SECURED LOAN AGREEMENTS ("SLAS")

On May 11, 2006, the Company entered into new SLAs with both VCC and Dr. Kim. The maximum principal amount of notes that may be issued under the placeSLA ("SLA Notes") is $500,000 to VCC and $100,000 to Dr. Kim. SLA Notes are secured by a lien on all of DynaSig's assets, and the principal and interest, if any, are convertible into Series A Preferred at $1.00 per share. The SLA Notes are due on October 30, 2006. The interest rate is set at the time an SLA Note is executed, currently 15% per annum, payable monthly on the first day of the month. Any advances under the SLAs are solely at VCC's or Dr. Kim's option.

(7)  STOCKHOLDERS' EQUITY

     CANCELLATION OF SERIES B OFFERING

On January 10, 2006, the board of directors designated 1,000,000 shares of Series B 15% Cumulative Convertible Preferred stock ("Series B Preferred"). Management anticipated that shares of the Series B Preferred would be sold by the Company solely to "accredited investors" as defined in Rule 506 of Regulation D as promulgated under the Securities Act of 1933 for $1.00 per share in an offering document prepared for that purpose (the "Series B Offering"). During the three months ended June 30, 2006, the board of directors determined not to pursue the sale of Series B Preferred and terminated the Series B Offering prior to an offering document being circulated. There are no shares of Series B Preferred outstanding as of June 30, 2006.

     SERIES A PREFERRED

As of June 30, 2006, 2,000,000 shares of Series A Preferred are authorized, of which 781,096 shares are issued and outstanding. Undeclared cumulative dividends for the Series A Preferred stock totaled $154,378 as of June 30, 2006. Of the authorized and unissued shares of Series A Preferred, 444,221 shares are reserved for conversion of the SLA Notes and any accrued interest as of June 30, 2006 (see Notes 5 and 6) and 55,000 shares are reserved for conversion of the Milestone Note as of June 30, 2006. The balance of any Series A Preferred not used for these purposes will be cancelled.

Subsequent to June 30, 2006, the board of directors proposed that the cumulative dividend of the Series A Preferred be increased retroactively from 15% to 30% per annum and accrued on a monthly basis, if holders of the Series A Preferred voluntarily convert their shares of Series A Preferred and cumulative dividends into common stock. Holders of more than 99% of the Series A Preferred agreed to voluntarily convert their shares of Series A Preferred and cumulative dividends into common stock, and such conversion forced the remaining shares of Series A Preferred and cumulative dividends to convert (see Note 11).

(8)  PLAN WARRANTS

In accordance with the Visitalk Plan, the Company issued six series of Plan Warrants. Each Plan Warrant provides for the purchase of one share of common stock and is callable by the Company for a price of $.0001 per warrant at any time. The board of directors can extend the expiration date of any of the Plan Warrants or reduce their exercise price on a temporary or permanent basis.

As of December 31, 2005, the Company had issued 6,785,014 Plan Warrants in each of six series to 132 claimants under the Visitalk Plan. Up to 2,050,395 additional Plan Warrants in each series could be issued to 410 additional claimants under the Visitalk Plan, but would only be issued if such claimants executed an agreement with the Company. This agreement included an assignment or release of claims against Visitalk.com as specified in the Visitalk Plan. A total of 250 claimants executed such agreements and were issued 1,638,477 Plan Warrants in each series. Claimants that did not return an executed agreement forfeited their rights to receive their respective Plan Warrants, and those Plan Warrants were cancelled.

A summary of the Plan Warrants outstanding is as follows:

                                                  A & B           C & D           E & F
                                              Warrants        Warrants        Warrants
                                              ==============  ==============  ==============
Warrants outstanding, December 31, 2005           13,570,028      13,570,028      13,570,028
Additional warrants issued per Visitalk Plan       3,276,954       3,276,954       3,276,954
Warrants outstanding, June 30, 2006               16,846,982      16,846,982      16,846,982
                                              --------------  --------------  --------------

Exercise price                                $         2.00  $         3.00  $         4.00

Expiration date                               Aug. 31, 2006   Dec. 31, 2006   Dec. 31, 2006

Subsequent to June 30, 2006, the board of directors extended the Series A Plan Warrants expiration date until September 30, 2006 and reduced the exercise price of the Series A Plan Warrants to $.50 per share. The board of directors also extended the Series B Plan Warrants expiration date until December 31, 2006 (see
Note 11).

(9)  RELATED PARTIES

     VISITALK CAPITAL CORPORATION ("VCC")

VCC is a Phoenix, Arizona-based closed-end management investment company that holds various interests in companies and provides its portfolio companies with corporate restructuring and consulting services. VCC wholly owned the Company at its formation and still owns 1,050,158 shares of the Company's common stock. Michael S. Williams, a director of the Company, and Lanny R. Lang, an officer and director of the Company, are officers and directors of VCC. Mr. Williams and Mr. Lang also jointly own 220,105 shares of the Company's common stock through a limited liability company not affiliated with VCC, which they received for consulting provided to DynaSig in 2003. Including the shares held by this affiliate, VCC's shares of Series A Preferred on an as-converted basis, and assuming VCC was to convert its SLA Notes and accrued interest into common stock, VCC and its affiliates would own approximately 18.5% of the voting capital stock of the Company as of June 30, 2006.

As discussed in Note 6, the Company entered into a new placeSLA with VCC on May 11, 2006, and agreed to convert all accrued interest and a portion of the LOC principal balance at that date, totaling $85,000, into Series A Preferred. In addition, the Company also issued a new SLA Note to VCC for $50,000 to pay the financial consulting fees incurred during the three months ended March 31, 2006. The Company has engaged VCC to provide financial consulting, audit coordination, capital advisory, and investment banking services. During the six months ended June 30, 2006, the Company recorded consulting fees to VCC of $55,000.

Under the Financial Services Agreement with VCC, VCC will receive a contingent fee of 5% of the proceeds from any exercises of the Plan Warrants. The Company is restricted from calling the Plan Warrants or changing the exercise price of the Plan Warrants without VCC's consent. Subsequent to June 30, 2006, with VCC's consent, the board of directors approved reducing the exercise price of the Series A Plan Warrants to $.50 per share. VCC will receive a contingent fee of 5% of the proceeds from any exercises of the Series A Plan Warrants at the lowered exercise price.

     RICHARD C. KIM

Dr. Kim is the Company's Chief Executive Officer and largest stockholder. As discussed in Note 6, the Company entered into a new placeSLA with Dr. Kim on May 11, 2006. Dr. Kim loaned the Company $60,000 under the placeSLA during the three months ended June 30, 2006. In addition, the Company has an employment agreement with Dr. Kim which requires Dr. Kim's exclusive service to the Company in exchange for minimum annual salary of $100,000. As of June 30, 2006, the Company owes Dr. Kim $62,279 for accrued and unpaid compensation under the employment agreement, which is included in accrued salaries and payroll taxes on the accompanying balance sheet.

(10)  LOSS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Basic EPS is calculated by dividing the net income (loss) applicable to common shareowners by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income
(loss) applicable to common shareowners, adjusted to exclude (if applicable) preferred dividends, conversion costs, redemption costs and interest expense related to the potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period.

The following table summarizes the computation of basic and diluted EPS. Due to the net loss incurred in each of the periods presented, the diluted loss per share was the same as basic because any potentially dilutive securities would have reduced the loss per share.

                          COMPUTATION OF BASIC AND DILUTED EPS
                                                      Three-months ended June 30,    Six-months ended June 30,    Inception to
                                                      =============================  ===========================  ==============
                                                             2006            2005            2006          2005   June 30, 2006
                                                                        (unaudited)                  (unaudited)     (unaudited)
                                                      -----------------------------  ---------------------------  --------------

Net loss                                              $   (112,251) $    (135,069)  $    (278,745)  $  (255,046)  $   (1,343,121)

Preferred stock dividends                                  (27,814)       (25,950)        (53,560)      (48,182)        (225,474)

Net loss applicable to common shareholders - basic        (140,065)      (161,019)       (332,305)     (303.228)      (1,568,595)
                                                      -----------------------------  ---------------------------  --------------
Adjustment for dilutive securities on net loss:
N/A                                                              -              -               -             -                -
                                                      -----------------------------  ---------------------------  --------------
Net loss applicable to common shareholders - diluted  $   (140,065)  $   (161,019)  $    (332,305)  $  (303.228)  $   (1,568,595)
                                                      -----------------------------  ---------------------------  --------------


Weighted average shares outstanding - basic             11,347,773     11,347,773      11,347,773    11,347,773       10,698,495
Adjustment for dilutive securities:
N/A                                                              -              -               -             -                -
                                                      -----------------------------  ---------------------------  --------------
Weighted average shares outstanding - diluted           11,347,773     11,347,773      11,347,773    11,347,773       10,698,495
                                                      -----------------------------  ---------------------------  --------------

Net loss per common share:
Basic                                                 $      (0.01)  $      (0.01)  $       (0.03)  $     (0.03)  $        (0.15)
Diluted                                               $      (0.01)  $      (0.01)  $       (0.03)  $     (0.03)  $        (0.15)
                                                      =============================  ===========================  ==============


The following table summarizes the potential shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive.




                                                   June 30,
                                                2006       2005
                                                   (unaudited)
                                            -----------  ---------
Series A Convertible Preferred stock          2,227,319  1,772,091
Convertible LOC Notes and accrued interest    1,057,670    385,316
Milestone Note                                  130,953    130,953
Potentially dilutive shares                   3,415,942  2,288,360

All of the Company's outstanding Plan Warrants (see Note 8) are excluded from the diluted per share calculation because their exercise price was greater than the average market price of the common shares for each of the periods presented.

(11)  SUBSEQUENT EVENTS

     CONVERSION OF SERIES A PREFERRED

On August 9, 2006, the board of directors proposed that the cumulative dividend of the Series A Preferred be increased retroactively from 15% to 30% per annum and accrued on a monthly basis, if holders of the Series A Preferred voluntarily convert their shares of Series A Preferred and cumulative dividends into common stock. Also on this date, the Company requested the holders of the Series A Preferred consider a proposal to modify the rights under the Series A Preferred Stock Certificate of Designation dated October 21, 2005 ("Series A Preferred Designation") to provided for the automatic conversion of all shares of Series A Preferred into common stock with this increased dividend if more than 67% of the shares elected to convert. Such modification required the approval of more than 67% of the holders of the Series A Preferred.

Effective August 10, 2006, holders of more than 99% of the Series A Preferred agreed by written consent to the above modification and these holders also voluntarily converted their shares of Series A Preferred and cumulative dividends into common stock. Such conversion forced the remaining shares of Series A Preferred and cumulative dividends to convert. The Company is in the process of issuing 2,642,111 shares of common stock reflecting the conversion of all the shares of Series A Preferred and cumulative dividend into common stock.

     EXTENSION OF PLAN WARRANTS EXPIRATION DATES

On August 9, 2006, the board of directors extended the Series A Plan Warrants expiration date until September 30, 2006 and extended the Series B Plan Warrants expiration date until December 31, 2006.

     FUNDING PLAN RELATED TO THE SERIES A PLAN WARRANTS

On August 9, 2006, to induce the exercise of the Series A Plan Warrants prior to their expiration date of September 30, 2006, the board of directors approved reducing the exercise price of the Series A Plan Warrants to $.50 per share. Each Series A Plan Warrant provides for the purchase of one share of common stock. There are 8,432,491 Series A Plan Warrants outstanding held by 329 registered holders. New funds raised from the exercise of the Series A Plan Warrants, if any, would be used for general working capital, marketing, reduction of liabilities, and the acquisition of materials, components and additional tooling. There is no assurance that the Company will be successful in obtaining any additional equity capital from the exercise of the Series A Plan Warrants. If the Company is unsuccessful, it could be required to scale back product development, reduce its work force, or curtail its new sales plan with Delta. The Warrant Agreement which governs the Plan Warrants restricts any one shareholder from acquiring ownership greater than 4.99% of the Company's common stock without specific approval.

DELTA COMMISSION WARRANT

As discussed in Note 4, the Company will grant Commission Warrants to Delta under the MSA. The initial Delta Exercise Price was established in the MSA at $0.75. On August 9, 2006, the board of directors approved reducing the initial Delta Exercise Price to $.50 per share to match the exercise price of the Series A Plan Warrants.

     SUPPLEMENTAL PRO FORMA OWNERSHIP INFORMATION

The following table provides supplemental pro form ownership information of the Company's common stock as of August 14, 2006, to reflect (i) the conversion of all the shares of Series A Preferred, and (ii) the potential exercise of all of the Series A Plan Warrants under the funding plan approved by the board of directors.

                                                                          Post-Series A Plan
                      Issued shares (1)              Post-conversion (2)  Warrant exercise (3)
                      -----------------              -------------------  --------------------
Name of Holder        Shares                %        Shares       %       Shares         %
--------------------  -----------------  -------------------  -----------------------------

Dr. Kim (4)                   8,654,325    76.3      8,654,325   61.9     8,654,325   38.6

David C. Kim (5)                770,265     6.8      1,195,332    8.6     1,195,332    5.3

Lanny R. Lang (6)             1,270,263    11.2      1,837,130   13.1     1,837,130    8.2

Michael Williams (6)          1,270,263    11.2      1,837,130   13.1     1,837,130    8.2

(1) Shares and percentages in these columns are based on 11,347,773 shares of common stock issued and outstanding as of August 14, 2006.

(2) Post-conversion shares and percentages in these columns are based on 13,989,884 shares of common stock outstanding, which includes 11,347,773 shares of common stock outstanding, plus 2,642,111 shares of common stock to be issued for the conversion of all the shares of Series A Preferred and cumulative dividends.

(3) Post-Series A Plan Warrant exercise shares and percentages in these columns are based on 22,413,375 shares of common stock outstanding, which includes 11,347,773 shares of common stock outstanding, plus 2,642,111 shares of common stock to be issued for the conversion of all the shares of Series A Preferred and cumulative dividends, plus the maximum potential exercise of all 8,423,491 of the Series A Plan Warrants. Such maximum potential exercise of the Series A Plan Warrants would raise in excess of $4.2 million of new capital for the Company (i.e. $.50 per share). There is no assurance that the Company will be successful in obtaining any additional equity capital from the exercise of the Series A Plan Warrants.

(4) Shares and percentages in all columns exclude shares of common stock held by adult siblings of Dr. Kim because such shares are not under his dispositive control. Shares and percentages do not include 144,236 shares of common stock issuable to Dr. Kim upon the conversion of SLA Notes and interest as of June 30, 2006 (convertible at the option of Dr. Kim).

(5) David C. Kim is the brother of Richard C. Kim. Shares and percentages in all columns include shares of Series A Preferred registered in the name of David C. Kim's spouse.

(6) Issued shares and percentages include 1,050,158 shares of common stock owned by VCC and 220,105 shares of common stock owned by Zezen-Zakur Holdings, L.L.C. ("ZZH"). Post-conversion and Post-Series A Plan Warrant exercise shares and percentages include (a) 1,050,158 shares of common stock owned by VCC, (b) 220,105 shares of common stock owned by ZZH, and (c) 566,867 shares of common stock to be issued for the conversion of the shares of Series A Preferred, and cumulative dividends, owned by VCC. Shares and percentages do not include 913,434 shares of common stock issuable to VCC upon the conversion of SLA Notes and interest as of June 30, 2006 (convertible at the option of VCC). Messrs. Lang and Williams are officers and directors of VCC and the Managing Directors of ZZH and are deemed to individually have dispositive control of all shares owned by VCC and ZZH.


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

PLAN OF OPERATIONS

     We were originally incorporated in StateplaceArizona on September 3, 2004 under the name VT Gaming Services, Inc. We were a wholly owned subsidiary of Visitalk Capital Corporation ("VCC") and formed as part of the implementation of a confirmed Chapter 11 reorganization plan (the "Visitalk Plan") of visitalk.com, Inc. ("Visitalk.com"). The Visitalk Plan was deemed effective by the Bankruptcy Court on September 17, 2004. On September 22, 2004, Visitalk.com was merged into VCC, which was authorized as the reorganized debtor under the Visitalk Plan. In April 2005, we adopted our current name of Dynamic Biometric Systems, Inc. In October 2005, we changed our state of incorporation from StateArizona to StateplaceNevada. In July 2006, a Final Decree was entered by the Bankruptcy Court closing the Visitalk.com case.

     Through our wholly owned subsidiary DynaSig, we are developing and selling a unique, dynamic biometric identification system based on the act or process of signing a name or other handwriting (a "Dynamic Signature"). A DynaSig System product consists of a proprietary, dynamic biometric capture device (the "Bio-Pen"), the proprietary registration and authentication software that compares a Dynamic Signature captured by the Bio-Pen with a reference template and application software. Our newest DynaSig product, just introduced, is called the "Bio-Pen Lockbox" ("Lockbox"). The Lockbox has three levels of features, Personal, Professional, and CityplaceEnterprise, and can be used with any e-mail system and assures the identity of both the sender and receiver. The Lockbox is easy to create and easy for a recipient to save in its "locked" state. The Lockbox can hold multiple documents created using different programs, e.g. a word processing document, a blueprint, and a video file. The Professional and CityplaceEnterprise versions may also be utilized for electronic document execution and control. We expect to develop DynaSig products which will be useful in preventing credit card fraud and identity theft in e-commerce and Internet financial transactions, and for government and corporate security, including Internet, device and information access.

     The following are updated risk factors from those previously disclosed in our Form 10-KSB for the year ended December 31, 2005.

     OUR OPERATING HISTORY IS LIMITED AND THEREFORE THERE IS NO MEANINGFUL HISTORY TO EVALUATE OUR PROSPECTS FOR SUCCESSFUL OPERATIONS.

     We have a history of operating losses since our inception in June 2003 and we anticipate continued operating losses for the foreseeable future. For the six months ended June 30, 2006 and for the period from June 17, 2003 (date of inception) through June 30, 2006, we incurred net losses of $278,745 and $1,343,121, respectively. As of June 30, 2006, we had a deficit accumulated in the development stage of $1,430,045. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability, or if we become profitable, we may not be able to sustain profitable operations.

     OUR BUSINESS MODEL IS NEW AND OUR BUSINESS IS STILL CHANGING AND EVOLVING, WHICH MAY INCREASE OUR POTENTIAL FOR LOSSES.

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

     WE HAVE SUBSTANTIAL OUTSTANDING INDEBTEDNESS, WHICH WE MAY BE UNABLE TO REPAY OR CONVERT TO EQUITY.

     As of June 30, 2006, we had approximately $732,000 of outstanding indebtedness, all of which is considered short-term debt. This was comprised of $439,000 of SLA Notes, $55,000 of other notes payable, approximately $91,000 due to related parties, approximately $85,000 of accounts payable and approximately $62,000 of accrued salaries and payroll taxes. Of the SLA Notes, we owed $379,000 to VCC and $60,000 to Dr. Kim for advances under the SLAs. The maximum principal amount of notes that may be issued under the SLAs is $500,000 to VCC and $100,000 to Dr. Kim. SLA Notes are secured by a lien on all of our assets. The SLA Notes are due on October 30, 2006. Unless we can renegotiate the SLA Notes, or raise additional capital, we will likely default on this debt. Any funds that we raise that are applied to repay our outstanding indebtedness will not be available to fund our business. We may be unable to raise the funds necessary to repay our debt and the holders of past due amounts may seek to enforce their rights against us.

     WE WILL REQUIRE ADDITIONAL CAPITAL FOR OUR OPERATIONS AND ANTICIPATED EXPANSION AND THE PRICING OF THE SERIES A PLAN WARRANTS MAY NEGATIVELY IMPACT THE FUTURE PRICE OF THE COMPANY'S COMMON STOCK.

     Our proposed plan of operations, even if successful, may not result in cash flow sufficient to finance the continued expansion of our new business. We will require substantial additional capital for our operations, manufacturing activities, software development, and marketing and advertising activities. To induce the exercise of the Series A Plan Warrants prior to their expiration date of September 30, 2006, our board of directors approved reducing the exercise price of our Series A Plan Warrants to $.50 per share. Each Series A Plan Warrant provides for the purchase of one share of our common stock. There are 8,432,491 Series A Plan Warrants outstanding held by 329 registered holders.
New funds raised from the exercise of the Series A Plan Warrants, if any, would be used for general working capital, marketing, reduction of liabilities, and the acquisition of materials, components and additional tooling. There is no assurance that we will be successful in obtaining any additional equity capital from the exercise of the Series A Plan Warrants. If we are unsuccessful, we could be required to scale back product development, reduce our work force, or curtail our new sales plan with Delta. The exercise of the Series A Plan Warrants has the potential to greatly increase the liquidity of the market for our common stock. We can not know the impact of this potential increase because we do not know the number of warrant holders who will exercise the Series A Plan Warrants, if any. If a significant number of Holders exercise, it may be some time, if ever, before our financial performance is believed by shareholders to support the exercise price. In such event, our common stock could be under significant and continuing downward pricing pressure.

     MANAGEMENT HAS DISCRETION IN SETTING THE EXERCISE PRICES OF THE REMAINING PLAN WARRANTS AND THE DISCRETION IN THE APPLICATION OF PROCEEDS OF EITHER THE SERIES A PLAN WARRANTS OR ANY FUTURE PLAN WARRANTS EXERCISED. THE EXISTENCE OF THE REMAINING PLAN WARRANTS MAY SUPPRESS THE TRADING PRICE OF OUR COMMON STOCK.

     Even after the Series A Plan Warrants are either exercised or expire, there will still be 42,117,455 Plan Warrants outstanding. If exercised, these Plan Warrants will generate a significant amount of additional capital. Plan Warrant holders will not have the opportunity to evaluate economic, financial or other information which may be utilized by management in determining whether to lower the exercise price of any of the Plan Warrants or how and when to apply the proceeds from the exercise of Plan Warrants. Shareholders must rely upon the ability of management to identify and make decisions as to the application of any proceeds. The Warrant Agreement which governs the Plan Warrants restricts any one shareholder from acquiring ownership greater than 4.99% of our common stock without specific approval. Even after the Series A Plan Warrants are either exercised or expire, the existence of the remaining Plan Warrants may suppress the trading price of our common stock. Our discretion to allow the Plan Warrants to expire, to call the Plan Warrants or otherwise modify the Plan Warrants is restricted under our agreements with VCC.

     EVEN IF ALL THE SERIES A WARRANTS ARE EXERCISED, AN UNLIKELY EVENT, IT IS LIKELY THAT OUR MAJORITY STOCKHOLDER WILL STILL HAVE THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS AND DICTATE THE USE OF PROCEEDS FROM ANY EXERCISES.

     Dr. Kim owns 8,654,325 shares of our common stock, or approximately 76.3% of our voting capital stock before the exercise of any Series A Plan Warrants, and has certain other rights under a Shareholder Agreement. Accordingly, Dr. Kim can effectively control substantially all shareholder actions, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage acquisition bids and limit the amount certain investors may be willing to pay for shares of our common stock.

     THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE AND FLUCTUATE SIGNIFICANTLY IN THE OVER-THE-COUNTER MARKET AND AN INVESTOR'S COMMON STOCK COULD DECLINE IN VALUE.

     Our common stock recently commenced trading on the OTC:BB under the symbol DYBO.OB. There has been very limited trading volume since our common stock started trading. An active trading market for our common stock may never develop. Unless an active trading market is developed for our common stock, it will be difficult for shareholders to sell our common stock at any particular price or when they wish to make such sales. The market price of our common stock may fluctuate significantly, making it difficult for any investor to resell our common stock at an attractive price or on reasonable terms. Market prices for securities of early stage companies such as us have historically been highly volatile due to many factors not affecting more established companies. Moreover, any failure by us to meet estimates of financial analysts is likely to cause a decline in the market price of our common stock.

     WE MAY BE SUBJECT TO SPECIAL REGULATORY ISSUES.

     While we do not believe we are subject to any special regulations, there are limitations on shipments outside the country-regionplaceUnited States on software that is deemed to be used for encrypting. We believe our software does not fall under these restrictions but we have not reviewed such belief with special regulatory counsel due to capital constraints.

     IF OUR DYNASIG SYSTEM DOES NOT RECEIVE THE CONSUMER OR BUSINESS ACCEPTANCE THAT WE ANTICIPATE, OUR REVENUES AND OPERATING RESULTS WILL LIKEWISE NOT REACH THE LEVELS WE ANTICIPATE.

Our DynaSig System has no brand name recognition, as do our competitors' products. Our DynaSig System is based on designs that we have only begun producing in limited volumes. At this time, we intend to manufacture a "tethered" or wired version of our Bio-Pen, combined with various software applications that comprise our DynaSig System. We are currently selling our initial applications, but we will need to develop several other applications for the DynaSig System. Because we do not intend to have a diversified product line, consumer and business acceptance of the DynaSig System will be critical to our success. Since our inception in June 2003, we have had to significantly revise the Bio-Pen hardware and software specifications. In April 2006, we introduced an improved version of the Bio-Pen which has an improved sensor. We are just finishing revisions to the software to accommodate these changes and will fill orders, if any, with this revised product. We believe our improved version of the Bio-Pen is a final production version, however, if we have to make other revisions to the Bio-Pen, such revisions would likely be expensive. In addition, this occurrence would likely harm our reputation for producing a reliable product making acceptance even more difficult.


GOING CONCERN AND MANAGEMENT'S PLANS

     We have incurred losses in our development stage and we have not yet obtained capital needed to achieve our plans and support our operations. Future losses are anticipated and our operations, even if successful, may not result in cash flow sufficient to finance the continued expansion of our business. We are in the development stage and will require substantial additional financing to fully implement our plan of operations and emerge from the development stage. Our success is dependent on Richard C. Kim, Ph.D., the Company's Chief Executive Officer and largest stockholder. These factors raise substantial doubt about our ability to continue as a going concern. In view of these matters, realization of a major portion of the assets is dependent upon continued operations, which in turn is dependent upon our ability to meet our financing requirements and the success of our future operations.

     Although no assurances can be given, we believe that a new sales plan with Delta Resources, LLC, a Scottsdale, Arizona-based sales agency ("Delta") and a funding plan related to the Series A Plan Warrants will allow us to generate sales, to obtain sufficient capital for operations and continue as a going concern.

     New sales plan with Delta. Our current sales plan is to sell all our products through direct marketing to individuals and major users, through manufacturer's representatives and through value added resellers. On May 1, 2006, we entered into an agreement with Delta with respect to the sale of our products. Under terms of our agreement, Delta is appointed as a non-exclusive independent sales agent to solicit orders for our products, on a best efforts basis and at Delta's own expense. We will pay Delta a cash commission calculated pursuant to the agreement. Delta may also earn warrants to purchase shares of our common stock on a quarterly basis determined by the cash commission divided by the market value of our common stock. Such warrants will be for two years from issuance and have limited "piggyback" registration rights.

     Funding plan related to the Series A Plan Warrants. To induce the exercise of the Series A Plan Warrants prior to their expiration date of September 30, 2006, our board of directors approved reducing the exercise price of our Series A Plan Warrants to $.50 per share. Each Series A Plan Warrant provides for the purchase of one share of our common stock. There are 8,432,491 Series A Plan Warrants outstanding held by 329 registered holders. New funds raised from the exercise of the Series A Plan Warrants, if any, would be used for general working capital, marketing, reduction of liabilities, and the acquisition of materials, components and additional tooling. There is no assurance that we will be successful in obtaining any additional equity capital from the exercise of the Series A Plan Warrants. If we are unsuccessful, we could be required to scale back product development, reduce our work force, or curtail our new sales plan with Delta.

     Cancellation of Series B Offering. In the preceding quarter, we anticipated that shares of the Series B Preferred would be sold by the Company solely to "accredited investors" as defined in Rule 506 of Regulation D as promulgated under the Securities Act of 1933 for $1.00 per share in an offering document prepared for that purpose (the "Series B Offering"). During the three months ended June 30, 2006, our board of directors determined not to pursue the sale of Series B Preferred and terminated the Series B Offering prior to an offering document being circulated.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

     We had revenues of $-0- for the three months ended June 30, 2006 compared to $649 for the three months ended June 30, 2005. Costs of revenues were $-0-for the three months ended June 30, 2006 compared to $217 for the three months ended June 30, 2005. Costs of revenues will generally include materials and labor associated with the installation, implementation, warranty and support of the Bio-Pen and components sold.

     The components of operating expenses for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 are as follows:

                                     2006             2005
                                   -------           ------
                               Amount     %      Amount     %
                               -------  ------  --------  ------
Research and development       $37,675    38.3  $ 43,034    33.0
Selling and marketing           11,721    11.9    32,373    24.8
General and administrative      28,849    29.4    24,719    19.0
Legal and professional          15,462    15.7    25,218    19.4
Depreciation and amortization    4,619     4.7     4,904     3.8
                               -------  ------  --------  ------
                               $98,326   100.0  $130,248   100.0

     Research and development expenses are comprised primarily of outside development costs and payroll and related costs. Outside development costs were $7,366 and $16,647 for the three months ended June 30, 2006 and 2005, respectively, and consist of purchases of components, parts and supplies from numerous outside development companies and individuals for the development of the DynaSig System since inception. Payroll and related costs were $29,739 and $25,760 for the three months ended June 30, 2006 and 2005, respectively, and include one-half of the payroll and related costs of Dr. Kim and one other full-time employee involved in development.

     Selling and marketing expenses decreased $20,652 to $11,721 for the three months ended June 30, 2006. This total amount compared to $32,373 for the three months ended June 30, 2005. Commencing January, 2005, we engaged PersonNameMatthew E. Doty as our Vice President of Business Development, but he currently works as a consultant. Mr. Doty's services were not utilized during the three months ended June 30, 2006, which compares to his fee of $12,000 for the three months ended June 30, 2005. Additionally, we had significantly reduced travel and conference expenses due to funding constraints. We expect to expand on our marketing expenditures as sufficient funding becomes available.

     General and administrative expenses increased $4,130 to $28,849 for the three months ended June 30, 2006. This total amount compared to $24,719 for the three months ended June 30, 2005. Material components of general and administrative expenses were as follows:

                              2006             2005
                             =======          ======
                        Amount     %     Amount     %
                        -------  ------  -------  ------
Payroll and related     $13,457    46.7  $13,456    54.4
Key-man life insurance    1,651     5.7    1,651     6.7
Mergent listing           3,300    11.4        -       -
Rent                      7,842    27.2    7,123    28.8
Other                     2,599     9.0    2,489    10.1
                        -------  ------  -------  ------
                        $28,849   100.0  $24,719   100.0

     One-half of Dr. Kim's payroll and related costs is allocated to general and administrative expense, determined to be the proper allocation of his time between his G&A and R&D activities. Additionally, as we are highly dependent on the continued services of Dr. Kim, we purchased a $2 million key man life insurance policy on Dr. Kim. Rent expense for the three months ended June 30, 2006 and 2005 is for our 1,443 square foot office facility in CityplaceTempe, StateArizona. Monthly rent expense increased slightly during the second year of our lease. We believe this facility will be suitable in the early stages of production, but we may need additional space in the future. The lease expires on February 28, 2007.

     Legal and professional fees decreased $9,756 to $15,462 for the three months ended June 30, 2006 compared to $25,218 for the three months ended June 30, 2005. Accounting and audit fees were $5,460 for the three months ended June 30, 2006 compared to $-0- for the three months ended June 30, 2005. Legal fees for general corporate matters totaled $5,002 for the three months ended June 30, 2006 compared to $218 for the three months ended June 30, 2005. Fees related to financial consulting services under our agreement with VCC totaled $5,000 during the three months ended June 30, 2006, compared to $25,000 for the three months ended June 30, 2005. VCC's fee decrease offsets the increases in audit and legal fees for the respective three month periods.

     Interest expense increased to $13,925 for the three months ended June 30, 2006 from $5,253 for the three months ended June 30, 2005, related to borrowings under our Line of Credit agreement ("LOC") with VCC and Secured Loan Agreements ("placeSLA") with VCC and Dr. Kim. Interest on the LOC and placeSLA notes accrues at 15% per annum. We owed $439,135 to VCC and Dr. Kim for advances under the placeSLA's as of June 30, 2006 compared to $155,000 for LOC borrowings as of June 30, 2005. These increased borrowings are the principal driver behind the increase in interest expense.

     As a result of the above, our net loss for the three months ended June 30, 2006 totaled $112,251 or $.01 per share. This compares to a net loss for the three months ended June 30, 2005 of $135,069 or $.01 per share.

     SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2005

     We had revenues of $200 for the six months ended June 30, 2006 compared to $649 for the six months ended June 30, 2005. The revenues for the six months ended June 30, 2006 consisted of an initial sale to a potential independent representative for their review and evaluation of the Bio-Pen.

     Costs of revenues were $3,906 for the six months ended June 30, 2006 compared to $258 for the six months ended June 30, 2005. Costs of revenues will generally include materials and labor associated with the installation, implementation, warranty and support of the Bio-Pen and components sold. For the six months ended June 30, 2006, costs of revenues also includes a charge of $3,777 for discontinued or unsalable versions of the Bio-Pen.

     The components of operating expenses for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 are as follows:

                                      2006            2005
                                    ========         ======
                                Amount     %      Amount     %
                               --------  ------  --------  ------
Research and development       $ 78,760    31.5  $ 77,517    31.5
Selling and marketing            24,368     9.8    51,285    20.8
General and administrative       54,401    21.8    46,986    19.1
Legal and professional           83,136    33.3    60,961    24.7
Depreciation and amortization     9,052     3.6     9,538     3.9
                               --------  ------  --------  ------
                               $249,717   100.0  $246,287   100.0

     Research and development expenses are comprised primarily of outside development costs and payroll and related costs. Outside development costs were $18,077 and $22,692 for the six months ended June 30, 2006 and 2005, respectively, and consist of purchases of components, parts and supplies from numerous outside development companies and individuals for the development of the DynaSig System since inception. Payroll and related costs were $59,470 and $51,008 for the six months ended June 30, 2006 and 2005, respectively, and include one-half of the payroll and related costs of Dr. Kim and one other full-time employee involved in development.

     Selling and marketing expenses decreased $26,917 to $24,368 for the six months ended June 30, 2006. This total amount compared to $51,285 for the six months ended June 30, 2005. Commencing January, 2005, we engaged PersonNameMatthew E. Doty as our Vice President of Business Development, but he currently works as a consultant. Mr. Doty's consulting fee for the six months ended June 30, 2006 was only $6,000 compared to $22,600 for the six months ended June 30, 2005, as Mr. Doty's services were reduced to part-time due to funding constraints. Additionally, we contracted with Delta Resources, LLC in May 2006 to engage in sales and marketing activities on our behalf, for a fee of $4,000 per month. We expect to expand on our marketing expenditures as sufficient funding becomes available.

     General and administrative expenses increased $7,415 to $54,401 for the six months ended June 30, 2006. This total amount compared to $46,986 for the six months ended June 30, 2005. Material components of general and administrative expenses were as follows:

                              2006             2005
                            =======           ======
                        Amount     %     Amount     %
                        -------  ------  -------  ------
Payroll and related     $26,913    49.5  $26,189    55.7
Key-man life insurance    3,302     6.1    3,566     7.6
Mergent listing           3,300     6.1        -       -
Rent                     15,371    28.2   11,692    24.9
Other                     5,515    10.1    5,539    11.8
                        -------  ------  -------  ------
                        $54,401   100.0  $46,986   100.0

     One-half of Dr. Kim's payroll and related costs is allocated to general and administrative expense, determined to be the proper allocation of his time between his G&A and R&D activities. Additionally, as we are highly dependent on the continued services of Dr. Kim, we purchased a $2 million key man life insurance policy on Dr. Kim. Rent expense for the six months ended June 30, 2006 and 2005 is for our 1,443 square foot office facility in CityplaceTempe, StateArizona. Monthly rent expense increased slightly during the second year of our lease. We believe this facility will be suitable in the early stages of production, but we may need additional space in the future. The lease expires on February 28, 2007.

     Legal and professional fees increased $22,175 to $83,136 for the six months ended June 30, 2006 compared to $60,961 for the six months ended June 30, 2005. A substantial portion of these fees for the six months ended June 30, 2006, totaling $55,000, related to financial consulting services under our agreement with VCC. Corresponding fees to VCC for the six months ended June 30, 2005 were $50,000. Accounting and audit fees were $14,760 for the six months ended June 30, 2006 compared to $9,150 for the six months ended June 30, 2005. Legal fees for general corporate matters, which accounted for the remainder of the increase, totaled $13,376 for the six months ended June 30, 2006 compared to $1,811 for the six months ended June 30, 2005.

     Interest expense increased to $25,322 for the six months ended June 30, 2006 from $9,150 for the six months ended June 30, 2005, related to borrowings under our LOC with VCC and our placeSLA notes with VCC and Dr. Kim. Interest on the LOC and placeSLA notes accrues at 15% per annum. We owed $439,135 to VCC and Dr, Kim for advances under the placeSLA's as of June 30, 2006 compared to $292,500 for LOC borrowings as of June 30, 2005. These increased borrowings are the principal driver behind the increase in interest expense.

     As a result of the above, our net loss for the six months ended June 30, 2006 totaled $278,745 or $.03 per share. This compares to a net loss for the six months ended June 30, 2005 of $255,046 or $.03 per share.

LIQUIDITY AND CAPITAL RESOURCES

     JUNE 30, 2006 COMPARED TO JUNE 30, 2005

     Cash and cash equivalents were $10,575 as of June 30, 2006 compared to $5,152 as of June 30, 2005. Cash provided by financing activities supported our operations for both the six months ended June 30, 2006 and 2005. For the six months ended June 30, 2006, we operated principally on $137,550 of cash borrowings under the VCC and Dr. Kim SLA's compared to $130,000 of cash borrowings under the VCC LOC for the six months ended June 30, 2005.

     Capital structure as of June 30, 2006. As of June 30, 2006, we had 11,347,773 shares of common stock issued and outstanding and 781,096 shares of Series A Preferred issued and outstanding. Of the authorized and unissued shares of Series A Preferred, 444,221 shares are reserved for conversion of the SLA Notes and any accrued interest as of June 30, 2006 and 55,000 shares are reserved for conversion of the Milestone Note as of June 30, 2006. The balance of any Series A Preferred not used for these purposes will be cancelled. Subsequent to June 30, 2006, our board of directors proposed that the cumulative dividend of the Series A Preferred be increased retroactively from 15% to 30% per annum and accrued on a monthly basis, if holders of the Series A Preferred voluntarily convert their shares of Series A Preferred and cumulative dividends into common stock. Holders of more than 99% of the Series A Preferred agreed to voluntarily convert their shares of Series A Preferred and cumulative dividends into common stock, and such conversion forced the remaining shares of Series A Preferred and cumulative dividends to convert. We are in the process of issuing 2,642,111 shares of common stock reflecting the conversion of all the shares of Series A Preferred and cumulative dividend into common stock.

     Debt structure as ofJune30, 2006. As of June 30, 2006, we owed $378,997 to VCC for advances under the placeSLA and $60,138 to Dr. Kim for advances under the Dr. Kim SLA. The maximum principal amount of notes that may be issued under the placeSLA ("SLA Notes") is $500,000 to VCC and $100,000 to Dr. Kim. SLA Notes are secured by a lien on all of DynaSig's assets, and the principal and interest, if any, are convertible into Series A Preferred at $1.00 per share. The SLA Notes are due on October 30, 2006. The interest rate is set at the time an SLA Note is executed, currently 15% per annum, payable monthly on the first day of the month. Any advances under the SLAs are solely at VCC's or Dr. Kim's option. We also owed $55,000, including interest, to Milestone Equity Partners Phoenix, LLC (the "Milestone Note"), which was due on December 20, 2005. In December 2005, we contacted Milestone and requested either an extension or conversion of the Milestone Note. Milestone has never responded to our offer. We still owed Optisense $80,868 as of June 30, 2006. Other than these obligations, we owed $84,558 in trade accounts payable obligations, $10,086 of related party obligations to VCC and Dr. Kim and $62,422 in accrued salaries and payroll taxes.

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

     Legal and professional. There will be additional costs estimated at approximately $50,000 through our year ended December 31, 2006 for continuing accounting, legal and business consulting expenses. These expenses include the services of VCC; legal fees and fees of our independent accountants related to SEC reporting and compliance requirements; and legal fees for expanded patent, trademark and intellectual property protection.

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

ITEM 3.  CONTROLS AND PROCEDURES

(A)  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     We maintain "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Treasurer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Treasurer concluded that, while our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the SEC, there is a lack of segregation of duties due to the limited number of employees dealing with general administrative and financial matters. At this time, management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are not considered significant, and that the potential benefits of adding additional employees to segregate duties more clearly do not currently justify the associated added expense. However, management will reevaluate the situation periodically and will mitigate the current lack of segregation of duties within the general administrative functions if it believes the risks from such lack of segregation have increased or when additional capital is secured.

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


PART II.  OTHER INFORMATION

     Item numbers 1, 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.  EXHIBITS

(A)  EXHIBITS

10.20 Master Sales Agreement between Delta Resources, LLC and DynaSig Corporation dated May 1, 2006 (1)

10.21 Secured Loan Agreement by and between DynaSig Corporation and Visitalk Capital Corporation dated May 11, 2006 (2)

10.22     Secured Loan Agreement by and between DynaSig Corporation and Richard
C. Kim dated May 11, 2006 (2)

31.1     Certification of Chief Executive Officer.

31.2     Certification of Chief Financial Officer.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (1) Incorporated by reference from Dynamic Biometric Systems Inc. Form 8-K as filed with the Securities and Exchange Commission on May 5, 2006.

     (2) Incorporated by reference from Dynamic Biometric Systems Inc. Form 10-QSB for the three months ended March 31, 2006 as filed with the Securities and Exchange Commission on May 12, 2006.




                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     DYNAMIC BIOMETRIC SYSTEMS, INC.
(Registrant)



Dated: August 14, 2006     By:   /s/ Richard C. Kim
                              ---------------------
Richard C. Kim
Chief Executive Officer and President


Dated: August 14, 2006     By:   /s/ Lanny R. Lang
                              --------------------
Lanny R. Lang
Secretary and Treasurer (Chief
  Accounting Officer)