Form 10QSB
period 2006-09-30
Dynamic Biometric Systems, Inc.
filed 2006-12-12
CIK 1342578

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

     The number of shares outstanding of the Issuer's common equity as of December 7, 2006 was 14,114,009.

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------

                            INDEX TO THE FORM 10-QSB
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION                                                 3
Item 1.  Financial Statements                                                  3
Consolidated Balance Sheets as of September 30, 2006 (unaudited) and
    December 31, 2005                                                          3

Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 and 2005 and from inception to September 30,
    2006 (unaudited)                                                           4

Consolidated Statements of Cash Flows for the nine months ended September 30,
2006 and 2005 and from inception to September 30, 2006 (unaudited)             5

Notes to the Consolidated Financial Statements                                 7

Item 2.  Management's Discussion and Analysis or Plan of Operation            14
Item 3.  Controls and Procedures                                              26

PART II.  OTHER INFORMATION                                                   27
     Item numbers 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.  Exhibits                                                             27
SIGNATURES                                                                    28

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                         Sept. 30, 2006
                                                                                         (unaudited)        Dec. 31, 2005
                                                                                         ----------------  ---------------
ASSETS
CURRENT ASSETS:
Cash                                                                                      $         2,740   $          330
Inventories                                                                                        40,272           31,884
Prepaid expenses and other current assets                                                           2,559            6,699
                                                                                         ----------------  ---------------
Total current assets                                                                               45,571           38,913

MACHINERY AND EQUIPMENT, net                                                                       10,834           18,615
PATENT AND INTEL. PROPERTY RIGHTS, net                                                             30,297           13,688
LICENSES AND TECHNOLOGY, net                                                                        2,000            5,000
OTHER ASSETS, net                                                                                     636              844
                                                                                         ----------------  ---------------
                                                                                          $        89,338   $       77,060
                                                                                         ----------------  ---------------

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                                          $       102,740   $       60,130
Due to related parties                                                                             99,868          104,721
Notes payable to related parties                                                                  489,006          292,500
Note payable                                                                                       67,000           55,000
Accrued salaries and payroll taxes                                                                 92,435            8,566
                                                                                         ----------------  ---------------
Total current liabilities                                                                         851,049          520,917

STOCKHOLDERS' DEFICIT:

Undesignated Preferred stock; 8,000,000 shares authorized,
     no shares issued and outstanding                                                                   -                -


Series A Preferred; $1.00 liquidation preference, 2,000,000
     shares authorized, -0- and 696,096 shares issued and outstanding                                   -          696,096


Common stock; $.001 par value, 190,000,000 shares authorized, 14,114,009
     and 11,347,773 shares issued and outstanding                                                  14,114           11,348
Additional paid-in-capital                                                                      1,165,878                -
Stock subscribed                                                                                  (61,063)
Deficit accumulated in the development stage                                                   (1,880,640)      (1,151,301)
Total stockholders' deficit                                                                      (761,711)        (443,857)
                                                                                         ----------------  ---------------
                                                                                          $        89,338   $       77,060
                                                                                         ----------------  ---------------


     The accompanying notes are an integral part of these consolidated balance sheets.

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                                  Three-months ended          Nine-months ended
                                                       Sept. 30,                    Sept. 30,            Inception to
                                                  2006          2005           2006           2005       Sept. 30, 2006
                                                     (unaudited)                  (unaudited)              (unaudited)
                                              ------------  ------------  --------------  ------------  ----------------
REVENUES                                      $       200   $         -   $         400   $       649   $        10,079

COSTS OF REVENUES                                      42         5,516           3,948         5,774            19,860

GROSS MARGIN/(LOSS)                                   158        (5,516)         (3,548)       (5,125)           (9,781)
                                              ------------  ------------  --------------  ------------  ----------------

OPERATING EXPENSES:
Research and development                           44,507        47,157         123,267       124,461           620,425
Selling and marketing                              12,297        11,495          36,664        62,810           148,229
General and administrative                         26,208        24,287          80,603        71,456           305,535
Legal and professional fees                        16,685        25,000          99,822        85,961           258,552
Depreciation and amortization                       4,599         4,994          13,651        14,532            44,215
                                              ------------  ------------  --------------  ------------  ----------------
Total operating expenses                          104,296       112,933         354,007       359,220         1,376,956
                                              ------------  ------------  --------------  ------------  ----------------

LOSS FROM OPERATIONS                             (104,138)     (118,449)       (357,555)     (364,345)       (1,386,737)

OTHER INCOME/(EXPENSE):

Loss on disposal of machinery and equipment             -             -               -             -            (2,515)
Interest expense                                  (17,869)       (8,153)        (43,196)      (17,303)          (76,226)
Interest income                                         -             -               -             -               350
                                              ------------  ------------  --------------  ------------  ----------------
Total other expense                               (17,869)       (8,153)        (43,196)      (17,303)          (78,391)

NET LOSS                                      $  (122,007)  $  (126,602)  $    (400,751)  $  (381,648)  $    (1,465,128)

NET LOSS PER COMMON SHARE:
Basic                                         $     (0.01)  $     (0.02)  $       (0.04)  $     (0.05)  $         (0.17)
Diluted                                       $     (0.01)  $     (0.02)  $       (0.04)  $     (0.05)  $         (0.17)
                                              ------------  ------------  --------------  ------------  ----------------

WEIGHTED AVE. COMMON SHARES OUTSTANDING:
Basic                                          13,118,858    11,347,773      11,940,305    11,347,773        10,882,427
Diluted                                        13,118,858    11,347,773      11,940,305    11,347,773        10,882,427
                                              ------------  ------------  --------------  ------------  ----------------

    The accompanying notes are an integral part of these consolidated financial statements.

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                  Nine months ended                  Inception to
                                                                                       Sept. 30,                      Sept. 30,
                                                                                 2006                2005                2006
                                                                                      (unaudited)                     (unaudited)
                                                                             ------------  ------------------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $  (400,751)  $              (381,648)  $(1,465,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                     13,651                    14,532        44,261
Unearned stock-based fees earned                                                       -                    75,000       100,000

Loss on disposition of machinery and equipment                                         -                         -         2,515
Note issued for professional fees                                                 50,000                     3,503       105,000

Common stock issued for consulting services                                            -                         -           575

Recapitalization as a result of the reverse acquisition                                -                         -           944
Changes in assets and liabilities:
Decrease in accounts receivable                                                        -                       960             -
Increase in inventories                                                           (8,388)                   (9,812)      (40,272)

Decrease (increase) in prepaid expenses and other current assets                   4,140                   (15,648)       (2,559)
Increase (decrease) in accounts payable                                           42,566                    (2,609)      102,698

Increase in accrued salaries and payroll taxes                                    83,868                       112        92,434
Net cash used in operating activities                                           (214,914)                 (315,610)   (1,059,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs expended                                                            -                      (366)       (1,389)
Purchases of machinery and equipment                                              (1,869)                  (10,871)      (47,055)

Purchases of patent and intellectual property rights                             (17,401)                   (3,312)      (32,099)
Purchases of licenses and technology                                                   -                         -       (10,000)
Net cash used in investing activities                                            (19,270)                  (14,549)      (90,543)


                                   (continued)

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                   (CONTINUED)

                                                                              Nine months ended                  Inception to
                                                                                   Sept. 30,                      Sept. 30,
                                                                             2006                2005                2006
                                                                                  (unaudited)                     (unaudited)
                                                                         ------------  ------------------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                                    1,000                        -        5,000
Preferred stock sold                                                                -                   90,000      515,000
Advances from related parties                                                  53,044                    9,882      157,765
Borrowings on notes payable to related party                                  182,550                  220,000      475,050
                                                                         ------------  ------------------------  ----------
Net cash provided by financing activities                                     236,594                  319,882    1,152,815

NET INCREASE (DECREASE) IN CASH                                                 2,410                  (10,277)       2,740
CASH, beginning of period                                                         330                   14,867            -
CASH, end of period                                                      $      2,740  $                 4,589   $    2,740
                                                                         ------------  ------------------------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                            $          -  $                     -   $        -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note converted to preferred stock                                        $     44,205  $                     -   $   44,205

Accrued interest converted to preferred stock                            $     40,795  $                     -   $   40,795

Notes issued for accrued interest                                        $     20,161  $                     -   $   20,261

Note issued for professional fees                                        $     50,000  $                 3,503   $  105,000

Common stock issued for consulting services                              $          -  $                     -   $      575

Preferred stock issued as unearned stock-based fees                      $          -  $                     -   $  100,000

Unearned stock-based fees earned                                         $          -  $                75,000   $  100,000


    The accompanying notes are an integral part of these consolidated financial statements.

                 DYNAMIC BIOMETRIC SYSTEMS, INC. AND SUBSIDIARY
                 ----------------------------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)

                               September 30, 2006


(1)  ORGANIZATION AND OPERATIONS

     HISTORY AND CURRENT OPERATIONS

Dynamic Biometric Systems, Inc. (the "Company") was originally incorporated in Arizona on September 3, 2004 under the name VT Gaming Services, Inc. On December 31, 2004, pursuant to an Exchange Agreement, the Company acquired all of the outstanding capital stock of DynaSig Corporation, an Arizona corporation ("DynaSig"), in a stock for stock exchange. In April 2005, the Company adopted its current name of Dynamic Biometric Systems, Inc. In October 2005, the Company changed its state of incorporation from Arizona to Nevada.

The Company, through DynaSig, develops and sells a unique, dynamic biometric identification system based on the act or process of signing a name or other handwriting (a "Dynamic Signature"). DynaSig's product, the DynaSig System, consists of a proprietary, dynamic biometric capture device (the "Bio-Pen") plus the proprietary registration and authentication software that compares a Dynamic Signature captured by the Bio-Pen with a reference template. The DynaSig System may be utilized for electronic document execution and control, to prevent credit card fraud and identity theft in e-commerce and Internet financial transactions, and for government and corporate security, including Internet, device and information access.

     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three months and nine months ended September 30, 2006 may not be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

     CONVERSION OF SERIES A PREFERRED AND SUBSEQUENT RESCISSION DEMANDS

On August 9, 2006, the board of directors offered an inducement to the holders of the Series A Preferred if they agreed to voluntarily convert their shares of Series A Preferred and cumulative dividends into common stock. The holders of the Series A Preferred unanimously agreed and all shares of Series A Preferred and cumulative dividends were converted into 2,642,111 shares of common stock effective July 31, 2006 (see Note 6). The Company believed that such conversion would result in more exercises of the Series A Plan Warrants prior to their expiration date of September 30, 2006, and represented such belief to the Series A Preferred stockholders. Given the limited exercises of the Series A Plan Warrants (as of September 30, 2006, the Company had only received signed exercise and subscription forms totaling $62,063) and the continued lack of stock trading volume, these Series A Preferred stockholders are demanding rescission of their conversion under various theories. The Company is trying to resolve this issue without litigation but there is no assurance that the Series A Preferred stockholders will not pursue their claim which may cause some or all of the exercising warrant holders to also assert claims.

     GOING CONCERN AND POTENTIAL SALE OR LICENSE OF THE COMPANY'S TECHNOLOGY

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. The Company's success is also dependent on Richard C. Kim, Ph.D., the Company's Chief Executive Officer and largest stockholder. Management's plans are discussed in its Annual Report on Form 10-KSB for the year ended December 31, 2005. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

On August 9, 2006, to induce the exercise of the Series A Plan Warrants prior to their expiration date of September 30, 2006, the board of directors approved reducing the exercise price of the Series A Plan Warrants to $.50 per share. As of September 30, 2006, the Company had received signed exercise and subscription forms totaling $62,063, for the purchase of 124,125 shares of common stock. These funds were fully used up for general working capital during October and November 2006. Beyond 2006, the Company will therefore continue to rely on loans from its largest stockholders.

Due to the limited number of the Series A Plan Warrants exercised and the Company's continuing lack of capital, management is evaluating various alternatives to address its capital crisis. These alternatives may include, but are not limited to, the sale or license of the Company's technology; limited market or geographic-based licenses of its technology, or other strategies to get the Company's products introduced into the market and to either generate revenues or other returns for the stockholders. Another alternative is to raise capital through private placements of debt or equity, or debt with equity features. If the Company sells new equity, it will most likely be at a price that will be dilutive to certain existing stockholders. There is no assurance the Company can sell new equity at any price. If the Company is unsuccessful, it likely would be required to dramatically scale back product development, reduce its work force, curtail the new sales plan with Delta Resources, LLC, a Scottsdale, Arizona-based sales agency ("Delta") (see Note 3), or implement other similar cost saving measures.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, DynaSig. All material inter-company balances and transactions have been eliminated in consolidation. As of September 30, 2006, the Company is still in the development stage and will continue in the development stage until generating revenues from the sales of its products or services.

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

     LOSS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which supersedes APB Opinion No. 15. A table summarizing the computation of basic and diluted EPS is included herein under
Note 8. Due to the net loss incurred in each of the periods presented, the diluted loss per share was the same as basic because any potentially dilutive securities would have reduced the loss per share.

(3)  MASTER SALES AGREEMENT

On May 1, 2006, DynaSig entered into a Master Sales Agreement ("MSA") with Delta Resources, LLC, a Scottsdale, Arizona-based sales agency ("Delta") with respect to the sale of DynaSig's products as set forth in the MSA (the "Products") on a best efforts basis and at its own expense. Delta is paid a management fee of $4,000 per month at the beginning of each month. For the nine months ended September 30, 2006 and 2005, the Company recorded fees to Delta of $20,000 and $-0-, respectively.

When sales are completed, DynaSig will pay Delta a cash commission calculated as the difference between the Actual Sales Price and the Delta Floor Price ("Commission Amount"), as such terms are defined in the MSA. As additional consideration, the Company will grant Delta warrants to purchase shares of its common stock ("Commission Warrants"), issued pursuant to a Master Warrant Agreement. The total number of Commission Warrants to be granted to Delta for each period will be determined by a calculation whereby the Commission Amount, if any, will be divided by the exercise price of a Commission Warrant established for each period ("Delta Exercise Price"). The Delta Exercise Price is the market value of the Company's common stock, determined at the beginning of each quarter. The initial Delta Exercise Price was established in the MSA at $0.75, which was reduced to $.50 per share to match the exercise price of the Series A Plan Warrants (see Note 6).

(4)  DUE TO RELATED PARTIES

Due to related parties is comprised of the following:

                                                   Sept. 30,
                                                      2006
                                                  (unaudited)   Dec. 31, 2005
                                                  ============  ==============
Due to Optisense Corporation                      $     80,868  $       80,868
Fees due to Visitalk Capital Corporation ("VCC")        13,060               -
Accrued interest due to VCC (see Note 5)                 4,764          23,853
Accrued interest due to Dr. Kim (see Note 5)             1,176               -
                                                  ------------  --------------
                                                  $     99,868  $      104,721

(5)  NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties is comprised of the following:

                                                      Sept. 30,
                                                         2006
                                                     (unaudited)   Dec. 31, 2005
                                                     ============  ==============
VCC:
Borrowings under line of credit ("LOC")              $         -   $      292,500
Principal of LOC Notes transferred to new SLA            299,845                -
Note issued for consulting fees                           50,000                -
New borrowings under SLA                                  31,000                -
Note assigned to unrelated party                         (12,000)               -
Notes issued for accrued interest                         17,722                -
                                                         386,567          292,500
                                                     ------------  --------------

Dr. Kim:
New borrowings under SLA                                 100,000                -
Note issued for accrued interest                           2,439                -
                                                         102,439                -
                                                     ------------  --------------
                                                     $   489,006   $      292,500
                                                     ------------  --------------

SECURED LOAN AGREEMENTS ("SLAs")

On May 11, 2006, the Company entered into new SLAs with both VCC and Dr. Kim. The maximum principal amount of notes that may be issued under the SLA ("SLA Notes") is $500,000 to VCC and $100,000 to Dr. Kim. SLA Notes are secured by a lien on all of DynaSig's assets, and the principal and interest, if any, are convertible into Series A Preferred at $1.00 per share. The SLA Notes are due on December 31, 2006. The interest rate is set at the time an SLA Note is executed, currently 15% per annum, payable monthly on the first day of the month. Any advances under the SLAs are solely at VCC's or Dr. Kim's option.

(6)  STOCKHOLDERS' EQUITY

     CONVERSION OF SERIES A PREFERRED AND SUBSEQUENT RESCISSION DEMANDS

On August 9, 2006, the board of directors proposed that the cumulative dividend of the Series A Preferred be increased retroactively from 15% to 30% per annum and accrued on a monthly basis, if holders of the Series A Preferred voluntarily convert their shares of Series A Preferred and cumulative dividends into common stock. The holders of the Series A Preferred unanimously agreed by written consent and all shares of Series A Preferred and cumulative dividends were converted into 2,642,111 shares of common stock effective July 31, 2006.

The Company believed that such conversion would result in more exercises of the Series A Plan Warrants prior to their expiration date of September 30, 2006, and represented such belief to the Series A Preferred stockholders. Given the limited exercises of the Series A Plan Warrants (as of September 30, 2006, the Company had only received signed exercise and subscription forms totaling $62,063) and the continued lack of stock trading volume, these Series A Preferred stockholders are demanding rescission of their conversion under various theories. The Company is trying to resolve this issue without litigation but there is no assurance that the Series A Preferred stockholders will not pursue their claim which may cause some or all of the exercising warrant holders to also assert claims.

     EXERCISE OF SERIES A PLAN WARRANTS

The Company has issued six series of common stock purchase warrants allowing holders to purchase additional shares of common stock ("Plan Warrants"). Each Plan Warrant provides for the purchase of one share of common stock and is callable by the Company for a price of $.0001 per warrant at any time. On August 9, 2006, to induce the exercise of the Series A Plan Warrants prior to their expiration date of September 30, 2006, the board of directors approved reducing the exercise price of the Series A Plan Warrants to $.50 per share. As of September 30, 2006, the Company had received signed exercise and subscription forms totaling $62,063, for the purchase of 124,125 shares of common stock. Of this amount, $61,063 was received subsequent to September 30, 2006 and is recorded as common stock subscribed on the accompanying balance sheet with a corresponding credit to stockholders equity. The 124,125 shares of common stock issued upon the exercise of the Series A Plan Warrants are shown as issued and outstanding as of September 30, 2006.

A summary of the Plan Warrants outstanding is as follows:

                                              Series          Series          Series
                                              A & B            C & D           E & F
                                             Warrants         Warrants        Warrants
                                          ---------------  --------------  --------------
Warrants outstanding, December 31, 2005       16,846,982       16,846,982      16,846,982
Granted                                                -                -               -
Exercised - Series A                            (124,125)               -               -
Expired - Series A                            (8,299,366)               -               -
                                          ---------------  --------------  --------------
Warrants outstanding, September 30, 2006       8,423,491       16,846,982      16,846,982
                                          ---------------  --------------  --------------

Exercise price                            $         2.00   $         3.00  $         4.00

Expiration date                           Dec. 31, 2006    Dec. 31, 2006   Dec. 31, 2006



(7)  RELATED PARTIES

     VISITALK CAPITAL CORPORATION ("VCC")

VCC is a Phoenix, Arizona-based closed-end management investment company that holds various interests in companies and provides its portfolio companies with corporate restructuring and consulting services. Michael S. Williams, a director of the Company, and Lanny R. Lang, an officer and director of the Company, are officers and directors of VCC. VCC and its affiliates own approximately 13.0% of the Company as of September 30, 2006.

The Company has engaged VCC to provide financial consulting, audit coordination, capital advisory, and investment banking services. During the nine months ended September 30, 2006, the Company recorded consulting fees to VCC of $60,000. Under the Financial Services Agreement with VCC, VCC will receive a contingent fee of 5% of the proceeds from any exercises of the Plan Warrants. During the nine months ended September 30, 2006, the Company recorded such a warrant fees to VCC of $3,060. The Company is restricted from calling the Plan Warrants or changing the exercise price of the Plan Warrants without VCC's consent.

     RICHARD C. KIM

Dr. Kim is the Company's Chief Executive Officer and largest stockholder owning approximately 62.4% of the Company as of September 30, 2006. Dr. Kim has loaned the Company $100,000 under an SLA agreement during the nine months ended September 30, 2006. In addition, the Company has an employment agreement with Dr. Kim which requires Dr. Kim's exclusive service to the Company in exchange for minimum annual salary of $100,000. As of September 30, 2006, the Company owes Dr. Kim $89,192 for accrued and unpaid compensation under the employment agreement, which is included in accrued salaries and payroll taxes on the accompanying balance sheet.

(8)  LOSS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Basic EPS is calculated by dividing the net income (loss) applicable to common shareowners by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income
(loss) applicable to common stockholders, adjusted to exclude (if applicable) preferred dividends, conversion costs, redemption costs and interest expense related to the potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period.

The following table summarizes the computation of basic and diluted EPS. Due to the net loss incurred in each of the periods presented, the diluted loss per share was the same as basic because any potentially dilutive securities would have reduced the loss per share.

                                                           Three-months ended          Nine-months ended
                                                                Sept. 30,                    Sept. 30,            Inception to
                                                          2006          2005           2006           2005       Sept. 30, 2006
                                                              (unaudited)                  (unaudited)             (unaudited)
                                                      ------------  ------------  --------------  ------------  ----------------
Net loss                                              $  (122,007)  $  (126,602)  $    (400,751)  $  (381,648)  $    (1,465,128)

Preferred stock dividends                                 (19,903)      (52,637)       (126,952)     (149,000)         (328,588)
                                                      ------------  ------------  --------------  ------------  ----------------
Net loss applicable to common stockholders - basic       (141,910)     (179,239)       (527,703)     (530,648)       (1,793,716)
                                                      ------------  ------------  --------------  ------------  ----------------
Adjustment for dilutive securities on net loss:
N/A                                                             -             -               -             -                 -

Net loss applicable to common stockholders - diluted  $  (141,910)  $  (179,239)  $    (527,703)  $  (530,648)  $    (1,793,716)
                                                      ------------  ------------  --------------  ------------  ----------------

Weighted average shares outstanding - basic            13,118,858    11,347,773      11,940,305    11,347,773        10,882,427
Adjustment for dilutive securities:
N/A                                                             -             -               -             -                 -

Weighted average shares outstanding - diluted          13,118,858    11,347,773      11,940,305    11,347,773        10,882,427
                                                      ------------  ------------  --------------  ------------  ----------------

Net loss per common share:
Basic                                                 $     (0.01)  $     (0.02)  $       (0.04)  $     (0.05)  $         (0.17)
                                                      ------------  ------------  --------------  ------------  ----------------
Diluted                                               $     (0.01)  $     (0.02)  $       (0.04)  $     (0.05)  $         (0.17)
                                                      ============  ============  ==============  ============  ================

The following table summarizes the potential shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive.

                                                   September 30,
                                                 2006         2005
                                                    (unaudited)
Series A Convertible Preferred stock                     -  1,834,754
Convertible LOC Notes and accrued interest       1,207,368    616,236
Milestone Note                                     130,953    128,890
                                               -----------  ----------
Potentially dilutive shares                      1,338,321  2,579,880

All of the Company's outstanding Plan Warrants (see Note 6) are excluded from the diluted per share calculation because their exercise price was greater than the average market price of the common shares for each of the periods presented.


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

HISTORY AND CURRENT OPERATIONS

     We were originally incorporated in Arizona on September 3, 2004 under the name VT Gaming Services, Inc. On December 31, 2004, pursuant to an Exchange Agreement, we acquired all of the outstanding capital stock of DynaSig Corporation, an Arizona corporation ("DynaSig"), in a stock for stock exchange. In April 2005, we adopted our current name of Dynamic Biometric Systems, Inc. In October 2005, we changed our state of incorporation from Arizona to Nevada.

     Through our wholly owned subsidiary DynaSig, we are developing and selling a unique, dynamic biometric identification system based on the act or process of signing a name or other handwriting (a "Dynamic Signature"). A DynaSig System product consists of a proprietary, dynamic biometric capture device (the "Bio-Pen"), the proprietary registration and authentication software that compares a Dynamic Signature captured by the Bio-Pen with a reference template and application software. Our newest DynaSig product is called the "Bio-Pen Lockbox" ("Lockbox"). The Lockbox has three levels of features, Personal, Professional, and Enterprise, and can be used with any e-mail system and assures the identity of both the sender and receiver. The Lockbox is easy to create and easy for a recipient to save in its "locked" state. The Lockbox can hold multiple documents created using different programs, e.g. a word processing document, a blueprint, and a video file. We expect to develop DynaSig products which will be useful in preventing credit card fraud and identity theft in e-commerce and Internet financial transactions, and for government and corporate security, including Internet, device and information access.

GOING CONCERN AND POTENTIAL SALE OR LICENSE OF OUR TECHNOLOGY

     The accompanying unaudited consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. Our success is also dependent on Richard C. Kim, Ph.D., our Chief Executive Officer and largest stockholder. Management's plans are discussed in its Annual Report on Form 10-KSB for the year ended December 31, 2005. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

     On August 9, 2006, to induce the exercise of the Series A Plan Warrants prior to their expiration date of September 30, 2006, our board of directors approved reducing the exercise price of the Series A Plan Warrants to $.50 per share. As of September 30, 2006, we had received signed exercise and subscription forms totaling $62,063, for the purchase of 124,125 shares of common stock. These funds were fully used up for general working capital during October and November 2006. Beyond 2006, we will therefore continue to rely on loans from its largest stockholders.

     Due to the limited number of the Series A Plan Warrants exercised and our continuing lack of capital, management is evaluating various alternatives to address its capital crisis. These alternatives may include, but are not limited to, the sale or license of our technology; limited market or geographic-based licenses of our technology, or other strategies to get our products introduced into the market and to either generate revenues or other returns for our stockholders. Another alternative is to raise capital through private placements of debt or equity, or debt with equity features. If we sell new equity, it will most likely be at a price that will be dilutive to certain existing stockholders. There is no assurance that we can sell new equity at any price. If we are unsuccessful, we likely would be required to dramatically scale back product development, reduce our work force, curtail the new sales plan with Delta Resources, LLC, a Scottsdale, Arizona-based sales agency ("Delta"), or implement other similar cost saving measures.

UPDATED RISK FACTORS

     The following are updated risk factors from those previously disclosed in our Form 10-KSB for the year ended December 31, 2005.

SERIES A PREFERRED STOCKHOLDERS HAVE MADE RESCISSION DEMANDS RELATED TO THE VOLUNTARY CONVERSION OF SERIES A PREFERRED INTO COMMON STOCK.

     On August 9, 2006, we offered an inducement to the holders of the Series A Preferred if they agreed to voluntarily convert their shares of Series A Preferred and cumulative dividends into common stock. The holders of the Series A Preferred unanimously agreed and all shares of Series A Preferred and cumulative dividends were converted into 2,642,111 shares of common stock effective July 31, 2006. We believed that such conversion would result in more exercises of the Series A Plan Warrants prior to their expiration date of September 30, 2006, and we represented such belief to the Series A Preferred stockholders. Given the limited exercises of the Series A Plan Warrants (as of September 30, 2006, we had only received signed exercise and subscription forms totaling $62,063) and the continued lack of stock trading volume, these Series A Preferred stockholders are demanding rescission of their conversion under various theories. We are trying to resolve this issue without litigation but there is no assurance that the Series A Preferred stockholders will not pursue their claim which may cause some or all of the exercising warrant holders to also assert claims.

     PROCEEDS FROM THE EXERCISE OF OUR SERIES A PLAN WARRANTS WAS LESS THAN ANTICIPATED.

     To induce the exercise of the Series A Plan Warrants prior to their expiration date of September 30, 2006, our board of directors approved reducing the exercise price of the Series A Plan Warrants to $.50 per share. As of September 30, 2006, we had received signed exercise and subscription forms totaling $62,063, for the purchase of 124,125 shares of common stock. These funds were fully used up for general working capital during October and November 2006. Beyond 2006, the Company will therefore continue to rely on loans from its largest stockholders.

     MANAGEMENT IS EVALUATING VARIOUS ALTERNATIVES TO ADDRESS OUR CAPITAL CRISIS WHICH MAY INCLUDE THE SALE OR LICENSE OF THE COMPANY'S TECHNOLOGY.

     Due to the limited number of the Series A Plan Warrants exercised and the Company's continuing lack of capital, management is evaluating various alternatives to address its capital crisis. These alternatives may include, but are not limited to, the sale or license of the Company's technology; limited market or geographic-based licenses of its technology, or other strategies to get the Company's products introduced into the market and to either generate revenues or other returns for the stockholders. Another alternative is to raise capital through private placements of debt or equity, or debt with equity features. If the Company sells new equity, it will most likely be at a price that will be dilutive to certain existing stockholders. There is no assurance the Company can sell new equity at any price. If we are unsuccessful, we likely would be required to dramatically scale back product development, reduce our work force, curtail the new sales plan with Delta, or implement other similar cost saving measures.

     OUR OPERATING HISTORY IS LIMITED AND THEREFORE THERE IS NO MEANINGFUL HISTORY TO EVALUATE OUR PROSPECTS FOR SUCCESSFUL OPERATIONS.

     We have a history of operating losses since our inception in June 2003 and we anticipate continued operating losses for the foreseeable future. For the nine months ended September 30, 2006 and for the period from June 17, 2003 (date of inception) through September 30, 2006, we incurred net losses of $400,751 and $1,465,128, respectively. As of September 30, 2006, we had a deficit accumulated in the development stage of $1,880,640. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability, or if we become profitable, we may not be able to sustain profitable operations.

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

     WE HAVE SUBSTANTIAL OUTSTANDING INDEBTEDNESS, WHICH WE MAY BE UNABLE TO REPAY OR CONVERT TO EQUITY.

     As of September 30, 2006, we had approximately $851,000 of outstanding indebtedness, all of which is considered short-term debt. This was comprised, in approximate amounts, of $489,000 of SLA Notes, $67,000 of other notes payable, $100,000 due to related parties, $103,000 of accounts payable and $92,000 of accrued salaries and payroll taxes. Of the SLA Notes, we owed $386,500 to VCC and $102,500 to Dr. Kim for advances under the SLAs. The maximum principal amount of notes that may be issued under the SLAs is $500,000 to VCC and $100,000 to Dr. Kim. SLA Notes are secured by a lien on all of our assets. The SLA Notes are due on December 31, 2006. Unless we can renegotiate the SLA Notes, or raise additional capital, we will likely default on this debt. Any funds that we raise that are applied to repay our outstanding indebtedness will not be available to fund our business. We may be unable to raise the funds necessary to repay our debt and the holders of past due amounts may seek to enforce their rights against us.

     MANAGEMENT HAS DISCRETION IN SETTING THE EXERCISE PRICES OF THE REMAINING PLAN WARRANTS AND THE DISCRETION IN THE APPLICATION OF PROCEEDS. THE EXISTENCE OF THE REMAINING PLAN WARRANTS MAY SUPPRESS THE TRADING PRICE OF OUR COMMON STOCK.

     There are still 42,117,455 Plan Warrants outstanding after the Series A Plan Warrants were either exercised or expired. If exercised, these Plan Warrants will generate a significant amount of additional capital. Plan Warrant holders will not have the opportunity to evaluate economic, financial or other information which may be utilized by management in determining whether to lower the exercise price of any of the Plan Warrants or how and when to apply the proceeds from the exercise of Plan Warrants. Stockholders must rely upon the ability of management to identify and make decisions as to the application of any proceeds. The Warrant Agreement which governs the Plan Warrants restricts any one stockholder from acquiring ownership greater than 4.99% of our common stock without specific approval. Even after the Series A Plan Warrants are either exercised or expire, the existence of the remaining Plan Warrants may suppress the trading price of our common stock. Our discretion to allow the Plan Warrants to expire, to call the Plan Warrants or otherwise modify the Plan Warrants is restricted under our agreements with VCC.

     THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE AND FLUCTUATE SIGNIFICANTLY IN THE OVER-THE-COUNTER MARKET AND AN INVESTOR'S COMMON STOCK COULD DECLINE IN VALUE.

     Our common stock recently commenced trading on the OTC:BB under the symbol DYBO.OB. There has been very limited trading volume since our common stock started trading. An active trading market for our common stock may never develop. Unless an active trading market is developed for our common stock, it will be difficult for stockholders to sell our common stock at any particular price or when they wish to make such sales. The market price of our common stock may fluctuate significantly, making it difficult for any investor to resell our common stock at an attractive price or on reasonable terms. Market prices for securities of early stage companies such as us have historically been highly volatile due to many factors not affecting more established companies.

     WE MAY BE SUBJECT TO SPECIAL REGULATORY ISSUES.

     While we do not believe we are subject to any special regulations, there are limitations on shipments outside the United States on software that is deemed to be used for encrypting. We believe our software does not fall under these restrictions but we have not reviewed such belief with special regulatory counsel due to capital constraints.

     OUR DYNASIG SYSTEM MAY NOT RECEIVE THE CONSUMER OR BUSINESS ACCEPTANCE THAT WE ANTICIPATE.

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

PLAN OF OPERATIONS

     Our current sales plan is to sell all our products through direct marketing to individuals and major users, through manufacturer's representatives and through value added resellers. On May 1, 2006, we entered into an agreement with Delta with respect to the sale of our products. Under terms of our agreement, Delta is appointed as a non-exclusive independent sales agent to solicit orders for our products, on a best efforts basis and at Delta's own expense. Delta is paid a management fee of $4,000 per month at the beginning of each month. In addition, we will pay Delta a cash commission calculated pursuant to the agreement. Delta may also earn warrants to purchase shares of our common stock on a quarterly basis determined by the cash commission divided by the market value of our common stock. Such warrants will be for two years from issuance and have limited "piggyback" registration rights. No material sales have been generated by Delta to date. As of December 7, 2006, we owe Delta $16,000 representing Delta's monthly fee for September through December 2006.

     We are focusing on a three pronged sales approach; (a) Enterprise, or large system sales, (b) Internet sales initiatives, and (c) International sales programs, using foreign-based independent sales representatives.

     (a) Enterprise sales. Subsequent to September 30, 2006, we have been chosen to participate in the 2007 COASTS Program, a research program of the overseen by the Naval Postgraduate School ("NPS"). COASTS, which is an acronym for Coalition Operating Area Surveillance and Targeting System, has a worldwide reach. The NPS is sponsoring a detailed analysis and report of the Company's technology and it purchased five Enterprise systems. The NPS is an academic institution, located in Monterey, CA whose emphasis is on study and research programs relevant to the Navy's interests, as well as to the interests of other arms of the Department of Defense. The programs are designed to accommodate the unique requirements of the military. Nearly 1,500 students attend the NPS. The student body consists of officers from the five U.S. uniformed services, officers from approximately 30 other countries and a small number of civilian employees. Selection of officers for fully funded graduate education is based upon outstanding professional performance as an officer, promotion potential and a strong academic background. We will have ongoing costs to participate in the 2007 COASTS Program, including travel expenses and commitment of employee resources, for which we will not be reimbursed. Although the initial purchase by the NPS of five Enterprise systems will have minimal revenue impact for the Company, we believe this selection could be valuable and provide third party verification of our technology's reliability under field conditions, and potentially allow us entr e into other government programs.

     (b) Internet sales initiatives. We are emphasizing our lockbox "ultra private email" product via a specifically targeted web site developed by AXT Media Group, LLC, a Tempe, Arizona-based Internet sales and marketing agent ("AXTM"). Pursuant to an agreement, AXTM will be the exclusive provider of online marketing and provide the fulfillment center for all standard DynaSig products. Services to be provided include: (i) developing and executing a strategy for marketing and selling the DynaSig product line via an integrated Internet-based ecommerce and affiliate marketing platform; (ii) managing the fulfillment of orders and customer service email inquiries; and (iii) processing returns and credits to customer accounts for sales that arise due to AXTM's marketing efforts. DynaSig will retain title to the products sold and the credit risk. AXTM will provide customer service, a website and all sales processing, including returns if any. Development of this web site is behind schedule but is expected to be fully launched by December 31, 2006.

     (c) International sales programs. The Company has entered into agreements for sales representatives covering Western Europe, Eastern Europe, India and the Caribbean. To date, there has been extensive marketing activities but no significant sales.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

     We had revenues of $200 for the three months ended September 30, 2006 compared to $-0- for the three months ended September 30, 2005. Costs of revenues were $42 for the three months ended September 30, 2006 compared to $5,516 for the three months ended September 30, 2005. Costs of revenues includes materials and labor associated with the installation, implementation, warranty and support of the Bio-Pen and components sold. For the three months ended September 30, 2006 and 2005, costs of revenues also includes a charge of $-0- and $5,516, respectively, for discontinued or unsalable versions of the Bio-Pen.

     The components of operating expenses for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 are as follows:

                                     2006              2005
                                Amount     %      Amount     %
                               --------  ------  --------  ------
Research and development       $ 44,507    42.7  $ 47,157    41.7
Selling and marketing            12,297    11.8    11,495    10.2
General and administrative       26,208    25.1    24,287    21.5
Legal and professional           16,685    16.0    25,000    22.2
Depreciation and amortization     4,599     4.4     4,994     4.4
                               --------  ------  --------  ------
                               $104,296   100.0  $112,933   100.0

     Research and development expenses are comprised primarily of outside development costs and payroll and related costs. Outside development costs were $16,518 and $22,637 for the three months ended September 30, 2006 and 2005, respectively, and consist of purchases of components, parts and supplies from numerous outside development companies and individuals for the development of the DynaSig System since inception. Payroll and related costs were $27,989 and $24,520 for the three months ended September 30, 2006 and 2005, respectively, and include one-half of the payroll and related costs of Dr. Kim and one other full-time employee.

Selling and marketing expenses were $12,297 for the three months ended September 30, 2006, compared to $11,495 for the three months ended September 30, 2005. For the three months ended September 30, 2006, $12,000 of this was for the management fee ($4,000 per month) paid to Delta with respect to the sale of DynaSig's products. For the three months ended September 30, 2005, $8,000 was paid to Matthew E. Doty as our Vice President of Business Development. Mr. Doty's services were not utilized during the three months ended September 30, 2006. The remaining selling and marketing expenditures are related to travel, trade shows and promotional materials. Such expenses totaled $297 and $3,495 for the three months ended September 30, 2006 and 2005, respectively. We cut back on selling and marketing expenditures due to funding constraints. We expect to expand on our selling and marketing expenditures if funding becomes available.

     General and administrative expenses increased $1,921 to $26,208 for the three months ended September 30, 2006. This total amount compared to $24,287 for the three months ended September 30, 2005. Payroll and related costs were $13,457 and $13,457 for the three months ended September 30, 2006 and 2005, respectively. One-half of Dr. Kim's payroll and related costs is allocated to general and administrative expense, determined to be the proper allocation of his time between his G&A and R&D activities. Additionally, as we are highly dependent on the continued services of Dr. Kim, we purchased a $2 million key-man life insurance policy on Dr. Kim. Premiums for the key-man policy were $1,651 for each of the three month periods. Rent expense for the three months ended September 30, 2006 and 2005 was $7,746 and $6,642, respectively, and is for our 1,443 square foot office facility in Tempe, Arizona. Monthly rent expense increased slightly during the second year of our lease. The lease expires on February 28, 2007. We will likely not renew at this location and we are actively seeking for comparable office space. The balance of G&A expenses were $3,354 and $2,537 for the three months ended September 30, 2006 and 2005, respectively.

     Legal and professional fees decreased $8,315 to $16,685 for the three months ended September 30, 2006 compared to $25,000 for the three months ended September 30, 2005. Accounting and audit fees were $7,300 for the three months ended September 30, 2006 compared to $-0- for the three months ended September 30, 2005. Legal fees for general corporate matters totaled $4,385 for the three months ended September 30, 2006 compared to $-0- for the three months ended September 30, 2005. Fees related to financial consulting services under our agreement with VCC totaled $5,000 during the three months ended September 30, 2006, compared to $25,000 for the three months ended September 30, 2005.

     Interest expense increased to $17,869 for the three months ended September 30, 2006 from $8,153 for the three months ended September 30, 2005, related to borrowings under our Secured Loan Agreements ("SLA") with VCC and Dr. Kim (in
2006) and our Line of Credit agreement ("LOC") with VCC (in 2005). Interest on the LOC and SLA notes accrues at 15% per annum. We owed $489,006 to VCC and Dr. Kim for advances under the SLA's as of September 30, 2006 compared to $245,000 to VCC for LOC borrowings as of September 30, 2005. These increased borrowings are the principal reason for the increased interest expense.

     As a result of the above, our net loss for the three months ended September 30, 2006 totaled $122,007 or $.01 per share. This compares to a net loss for the three months ended September 30, 2005 of $126,602 or $.02 per share.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

     We had revenues of $400 for the nine months ended September 30, 2006 compared to $649 for the nine months ended September 30, 2005. Costs of revenues were $3,948 for the nine months ended September 30, 2006 compared to $5,774 for the nine months ended September 30, 2005. Costs of revenues includes materials and labor associated with the installation, implementation, warranty and support of the Bio-Pen and components sold. For the nine months ended September 30, 2006 and 2005, costs of revenues also includes a charge of $3,777 and $5,516, respectively, for discontinued or unsalable versions of the Bio-Pen.

     The components of operating expenses for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 are as follows:

                                     2006              2005
                                Amount     %      Amount     %
                               --------  ------  --------  ------
Research and development       $123,267    34.8  $124,461    34.6
Selling and marketing            36,664    10.4    62,810    17.5
General and administrative       80,603    22.8    71,456    19.9
Legal and professional           99,822    28.2    85,961    23.9
Depreciation and amortization    13,651     3.8    14,532     4.1
                               --------  ------  --------  ------
                               $354,007   100.0  $359,220   100.0

     Research and development expenses are comprised primarily of outside development costs and payroll and related costs. Outside development costs were $39,299 and $52,222 for the nine months ended September 30, 2006 and 2005, respectively, and consist of purchases of components, parts and supplies from numerous outside development companies and individuals for the development of the DynaSig System since inception. Payroll and related costs were $83,968 and $72,239 for the nine months ended September 30, 2006 and 2005, respectively, and include one-half of the payroll and related costs of Dr. Kim and one other full-time employee.

     Selling and marketing expenses decreased $26,146 to $36,664 for the nine months ended September 30, 2006. This total amount compared to $62,810 for the nine months ended September 30, 2005. Commencing January, 2005, we engaged Matthew E. Doty as our Vice President of Business Development, but he currently works as a consultant. Mr. Doty's consulting fee for the nine months ended September 30, 2006 was only $6,000 compared to $30,600 for the nine months ended September 30, 2005, as Mr. Doty's services were reduced to part-time due to funding constraints. Additionally, we contracted with Delta in May 2006 to engage in sales and marketing activities on our behalf, for a fee of $4,000 per month. Delta's fee for the nine months ended September 30, 2006 was $20,000 compared to $-0- for the nine months ended September 30, 2005. The remaining selling and marketing expenditures are related to travel, trade shows and promotional materials. Such expenses totaled $10,664 and $32,210 for the nine months ended September 30, 2006 and 2005, respectively. We cut back on selling and marketing expenditures due to funding constraints. We expect to expand on our selling and marketing expenditures if funding becomes available.

     General and administrative expenses increased $9,147 to $80,603 for the nine months ended September 30, 2006. This total amount compared to $71,456 for the nine months ended September 30, 2005. Payroll and related costs were $40,369 and $39,645 for the nine months ended September 30, 2006 and 2005, respectively. One-half of Dr. Kim's payroll and related costs is allocated to general and administrative expense, determined to be the proper allocation of his time between his G&A and R&D activities. Additionally, as we are highly dependent on the continued services of Dr. Kim, we purchased a $2 million key-man life insurance policy on Dr. Kim. Premiums for the key-man policy were $4,952 and $3,852 for the nine months ended September 30, 2006 and 2005, respectively. Rent expense for the nine months ended September 30, 2006 and 2005 was $23,227 and $18,334, respectively, and is for our 1,443 square foot office facility in Tempe, Arizona. Monthly rent expense increased slightly during the second year of our lease. The lease expires on February 28, 2007. We will likely not renew at this location and we are actively seeking for comparable office space. The balance of G&A expenses were $8,755 and $9,625 for the nine months ended September 30, 2006 and 2005, respectively.

     Legal and professional fees increased $13,861 to $99,822 for the nine months ended September 30, 2006 compared to $85,961 for the nine months ended September 30, 2005. A substantial portion of these fees for the nine months ended September 30, 2006 and 2005 related to financial consulting services under our agreement with VCC. Fees to VCC for the nine months ended September 30, 2006 and 2005 were $60,000 and $75,000, respectively. Accounting and audit fees were $20,060 for the nine months ended September 30, 2006 compared to $9,150 for the nine months ended September 30, 2005. Legal fees for general corporate matters, which accounted for the remainder of the increase, totaled $17,762 for the nine months ended September 30, 2006 compared to $1,811 for the nine months ended September 30, 2005.

     Interest expense increased to $43,196 for the nine months ended September 30, 2006 from $17,303 for the nine months ended September 30, 2005, related to borrowings under our LOC with VCC and our SLA notes with VCC and Dr. Kim. Interest on the LOC and SLA notes accrues at 15% per annum. We owed $489,006 to VCC and Dr, Kim for advances under the SLA's as of September 30, 2006 compared to $245,000 for LOC borrowings as of September 30, 2005. These increased borrowings are the principal reason for the increased interest expense.

     As a result of the above, our net loss for the nine months ended September 30, 2006 totaled $400,751 or $.04 per share. This compares to a net loss for the nine months ended September 30, 2005 of $381,648 or $.05 per share.

LIQUIDITY AND CAPITAL RESOURCES

     SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005

     Cash and cash equivalents were $2,740 as of September 30, 2006 compared to $330 as of September 30, 2005. Cash provided by financing activities supported our operations for both the nine months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006, we operated principally on $182,550 of cash borrowings under the VCC and Dr. Kim SLA's and $53,000 advanced from related parties. This compared to $220,000 of cash borrowings under the VCC LOC and $90,000 of proceeds from the sale of Series A Preferred for the nine months ended September 30, 2005.

     Capital structure as of September 30, 2006. As of September 30, 2006, we had 14,114,009 shares of common stock issued and outstanding. This includes 2,642,111 shares of common stock issued upon the conversion of all the shares of Series A Preferred and cumulative dividend into common stock. These Series A Preferred stockholders are demanding rescission of their conversion under various theories. We are trying to resolve this issue without litigation but there is no assurance that the Series A Preferred stockholders will not pursue their claim which may cause some or all of the exercising warrant holders to also assert claims (see "Updated Risk Factors" earlier in this MD&A). Of the authorized and unissued shares of Series A Preferred, 507,094 shares are reserved for conversion of the SLA Notes and any accrued interest as of September 30, 2006 and 55,000 shares are reserved for conversion of the Milestone Note as of September 30, 2006. The balance of any Series A Preferred not used for these purposes will be cancelled.

     Debt structure as ofSeptember 30, 2006. As of September 30, 2006, we owed $386,567 to VCC for advances under the SLA and $102,439 to Dr. Kim for advances under the Dr. Kim SLA. The maximum principal amount of notes that may be issued under the SLA ("SLA Notes") is $500,000 to VCC and $100,000 to Dr. Kim. SLA Notes are secured by a lien on all of DynaSig's assets, and the principal and interest, if any, are convertible into Series A Preferred at $1.00 per share. The SLA Notes are due on December 31, 2006. The interest rate is set at the time an SLA Note is executed, currently 15% per annum, payable monthly on the first day of the month. Any advances under the SLAs are solely at VCC's or Dr. Kim's option. We also owed $55,000, including interest, to Milestone Equity Partners Phoenix, LLC (the "Milestone Note"), which was due on December 20, 2005. In December 2005, we contacted Milestone and requested either an extension or conversion of the Milestone Note. Milestone has never responded to our offer. We still owed Optisense $80,868 as of September 30, 2006. Other than these obligations, we owed $102,740 in trade accounts payable obligations, $19,000 of related party obligations to VCC and Dr. Kim and $92,435 in accrued salaries and payroll taxes.

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

Legal and professional. There will be additional costs estimated at approximately $50,000 to $75,000 through March 31, 2007 for continuing accounting and audit, legal and business consulting expenses. These expenses include the services of VCC; legal fees and fees of our independent accountants related to SEC reporting and compliance requirements; and legal fees for expanded patent, trademark and intellectual property protection. If the Series A Preferred stockholders pursue their rescission claim related to their conversion into common stock (see "Updated Risk Factors" earlier in this MD&A), then legal fees could be higher than anticipated.

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

ITEM 3.  CONTROLS AND PROCEDURES

(A)  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     We maintain "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Treasurer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Treasurer concluded that, while our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the SEC, there is a lack of segregation of duties due to the limited number of employees dealing with general administrative and financial matters. At this time, management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are not considered significant, and that the potential benefits of adding additional employees to segregate duties more clearly do not currently justify the associated added expense. However, management will reevaluate the situation periodically and will mitigate the current lack of segregation of duties within the general administrative functions if it believes the risks from such lack of segregation have increased or when additional capital is secured.

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

PART II.  OTHER INFORMATION

     Item numbers 1, 2, 3, and 5 are not applicable and have been omitted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 9, 2006, the board of directors proposed that the cumulative dividend of the Series A Preferred be increased retroactively from 15% to 30% per annum and accrued on a monthly basis, if holders of the Series A Preferred voluntarily convert their shares of Series A Preferred and cumulative dividends into common stock. The holders of the Series A Preferred unanimously agreed by written consent and all shares of Series A Preferred and cumulative dividends were converted into 2,642,111 shares of common stock effective July 31, 2006.

The Company believed that such conversion would result in more exercises of the Series A Plan Warrants prior to their expiration date of September 30, 2006, and represented such belief to the Series A Preferred stockholders. Given the limited exercises of the Series A Plan Warrants (as of September 30, 2006, the Company had only received signed exercise and subscription forms totaling $62,063) and the continued lack of stock trading volume, these Series A Preferred stockholders are demanding rescission of their conversion under various theories. The Company is trying to resolve this issue without litigation but there is no assurance that the Series A Preferred stockholders will not pursue their claim which may cause some or all of the exercising warrant holders to also assert claims.

ITEM 6.  EXHIBITS

(A)  EXHIBITS

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


                               DYNAMIC BIOMETRIC SYSTEMS, INC.
                               (Registrant)



Dated: December 7, 2006     By:   /s/ Richard C. Kim
                               ---------------------
                                 Richard C. Kim
                                 Chief Executive Officer and President


Dated: December 7, 2006     By:   /s/ Lanny R. Lang
                               --------------------
                                 Lanny R. Lang
                                 Secretary and Treasurer (Chief
                                   Accounting Officer)